Form 10-Q
period 1995-03-31
PERSONAL DIAGNOSTICS INC
filed 1995-05-15
CIK 351935

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               March 31, 1995
                                         ---------------------------------------
                                OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         ------------------    -----------------
         Commission file number       0-10128
                                -------------------

                         PERSONAL DIAGNOSTICS, INCORPORATED
- - --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         New Jersey                                        22-2325136
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   3 Entin Road, Parsippany, New Jersey                        07054
- - --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

                          (201) 952-9000
                          --------------
       (Registrant's telephone number, including area code)

                          Not applicable
                          --------------
       Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at May 12, 1995
               -----                              ---------------------------
    Common Stock, $.01 par value                           4,864,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


     INDEX                                                         PAGE NO.
     -----                                                         --------
PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Consolidated Balance Sheets
            - March 31, 1995 and September 30, 1994. . . . . . . . .  3

            Consolidated Statements of Operations
            - For the Three and Six Months ended
            March 31, 1995 and 1994. . . . . . . . . . . . . . . . .  5

            Consolidated Statements of Cash Flows -
            For the Six Months Ended
            March 31, 1995 and 1994. . . . . . . . . . . . . . . . .  6

            Notes  to Consolidated Financial Statements. . . . . . .  8

            Item 2.  Management's Discussion and
            Analysis of Consolidated Financial
            Condition and Results of Operations. . . . . . . . . . . 11

PART II. OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . 14


                       PERSONAL DIAGNOSTICS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                    March, 31            September 30,
                                                      1995                   1994
                                                   -----------           -------------
                                                   (UNAUDITED)
ASSETS:

CURRENT ASSETS:

    Cash and equivalents                           $ 4,560,000           $ 5,554,000

    Trading securities                               1,150,000             1,030,000

    Receivable-net                                     358,000               540,000

    Inventories                                        125,000               141,000

    Other current assets                               364,000               505,000
                                                   -----------           -----------

           Total Current Assets                      6,557,000             7,770,000


PROPERTY AND EQUIPMENT, AT COST LESS
ACCUMULATED DEPRECIATION OF $11,000
AND $2,221,000                                           6,000             4,895,000

PROPERTY AND EQUIPMENT, HELD FOR
SALE AT NET REALIZABLE VALUE                         4,400,000                     -

OTHER ASSETS                                             4,000                73,000
                                                   -----------           -----------

                                                   $10,967,000           $12,738,000
                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

    Accounts payable                                   $44,000              $111,000

    Accrued payroll                                    116,000               110,000

    Accrued costs related to discontinued
    operations                                         248,000                     -

    Deposit on sale of assets                          500,000                     -

    Current portion of long-term debt                  100,000               592,000

    Other current liabilities                          167,000               172,000
                                                   -----------           -----------

           Total Current Liabilities                 1,175,000               985,000

                                                   -----------           -----------

LONG-TERM DEBT                                       2,379,000             3,104,000
                                                   -----------           -----------

                                                    March, 31            September 30,
                                                      1995                   1994
                                                   -----------           -------------
                                                   (UNAUDITED)
STOCKHOLDERS' EQUITY:

Common Stock, $.01 par value: authorized-
10,000,000 shares issued and outstanding -
4,864,000 shares                                        49,000                 49,000

Capital in excess of par value                      13,316,000             13,316,000

Accumulated deficit                                 (5,952,000)            (4,716,000)
                                                   -----------            -----------

     Total Stockholders' Equity                      7,413,000              8,649,000
                                                   -----------            -----------

                                                   $10,967,000            $12,738,000
                                                   -----------            -----------


         See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 Three Months Ended                  Six Months Ended
                                                      March 31,                         March 31,
                                                --------------------              ----------------------
                                                1995            1994              1995              1994
INCOME:

    Interest                                $   65,000      $   37,000        $   130,000        $   89,000

    Trading gains (losses)                    (293,000)         73,000           (340,000)           62,000
                                            ----------      ----------        -----------        ----------

                                              (228,000)        110,000           (210,000)          151,000

PROVISIONS FOR INCOME TAXES                      -               6,000                                8,000
                                            ----------      ----------        -----------        ----------

INCOME (LOSS) FROM CONTINUING                 (228,000)        104,000           (210,000)         (143,000)
OPERATIONS                                  ----------      ----------       ------------        -----------

LOSS FROM DISCONTINUED
OPERATIONS, NET OF TAXES:

    Loss from operations                      (282,000)       (357,000)          (596,000)         (508,000)
                                            ----------      ----------        -----------        ----------
    Estimated loss on sale                    (430,000)          -               (430,000)            -
                                            ----------      ----------        -----------        ----------

                                              (712,000)       (357,000)        (1,026,000)         (508,000)
                                           -----------     -----------        -----------        -----------

NET LOSS                                    $ (940,000)     $ (253,000)       $(1,236,000)       $ (365,000)
                                            ==========      ==========        ===========        ==========

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING

    Income (loss) from continuing
    operations                              $    (0.04)     $     0.02        $     (0.04)       $     0.03

    Discontinued operations                      (0.15)          (0.08)             (0.21)            (0.11)
                                            ----------      ----------        -----------        ----------

    Net loss                                $    (0.19)     $    (0.06)       $     (0.25)       $    (0.08)
                                            ==========      ==========        ===========        ==========

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           4,864,000       4,864,000          4,864,000         4,864,000
                                            ==========      ==========        ===========       ===========

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           Six Months Ended
                                                               March 31,
                                                   --------------------------------

                                                       1995                1994
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                           $(1,236,000)        $  (365,000)

Adjustments to reconcile net loss to
net cash flows from operating activities:


Depreciation and amortization                          302,000             339,000


Deferred income taxes                                      -                32,000

Provision for loss on accounts receivable               50,000                 -

Write-down of property and equipment                   182,000                 -

Loss (gain) on disposal of property and equipment      (17,000)                -

Loss (gain) on investments                                 -               (61,000)

Changes in assets and liabilities

     Trading securities                               (120,000)                -

     Receivables-net                                   132,000             631,000

     Inventories                                        16,000             148,000

     Accounts payable and accrued liabilities          182,000          (1,407,000)

     Deposit on sale of assets                         500,000                 -

     Prepaid expenses and noncurrent assets            211,000            (145,000)
                                                   -----------         -----------

     Net cash flows from operating activities          202,000            (828,000)
                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment                   -              (163,000)

     Proceeds from disposal of property and             21,000                 -
     equipment

     Purchase of marketable securities                     -            (3,444,000)



                                                           Six Months Ended
                                                               March 31,
                                                   --------------------------------

                                                       1995                 1994
     Proceeds from the sale of marketable
     securities                                            -              1,257,000

     Other                                                 -                164,000
                                                   -----------          -----------

      Net cash flows from investing activities          21,000           (2,186,000)
                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings                              -                677,000

     Principal payments on borrowings                  (28,000)             (29,000)


     Principal payments under equipment notes
     payable and capital lease obligations          (1,189,000)            (265,000)
                                                   -----------          -----------

      Net cash flows from financing activities      (1,217,000)             383,000
                                                   -----------          -----------

DECREASE IN CASH AND EQUIVALENTS                      (994,000)          (2,631,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD            5,554,000            7,638,000
                                                   -----------          -----------

CASH AND EQUIPMENTS, END OF PERIOD                 $ 4,560,000          $ 5,007,000
                                                   -----------          -----------




         See accompanying notes to consolidated financial statements.

                        PERSONAL DIAGNOSTICS, INCORPORATED

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presently for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operation for interim periods are not necessarily indicative of the operating results for the full year. See footnote 2 regarding the "Discontinued Operations."

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

2.   DISCONTINUED OPERATIONS

     The Company has executed a letter of intent with EBI Medical Systems, Inc. ("EBI"), a subsidiary of Biomet, Inc., dated January 31, 1995 (the "Letter of Intent"). The Letter of Intent provides for the purchase by EBI of
(i) the land, building, and improvements comprising the Company's executive offices and manufacturing facility located at 3 Entin Road, Parsippany, New Jersey (the "Premises"), (ii) all the Company's manufacturing equipment and machinery, and (iii) certain miscellaneous office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets is $4,400,000. Upon execution of the Letter of Intent, EBI deposited with the Company $500,000 which is to be applied to the purchase price for the Purchased Assets at closing.

     On February 21, 1995, EBI satisfied the sole contingency contained in the Letter of Intent by notifying the Company in writing, that it would be able to obtain the necessary governmental approvals to permit the operations proposed to be conducted by EBI at the Premises. On the same date, representatives of the Company and EBI commenced the negotiation of an Asset Purchase Agreement designed to give effect to the purchase and sale of the Purchased Assets. The definitive Asset Purchase Agreement (the "Purchase Agreement") was executed by each of the Company and EBI as of March 17, 1995.

     The Purchase Agreement provides for a closing of the purchase and sale of the Purchased Assets no later than five (5) business days from the later to occur of (i) receipt of clearance form the NJDEP under ISRA and (ii) receipt of shareholder approval of the shareholders of the Company to authorize the Board of Directors to sell and/or lease all or a portion of the Company's assets on such terms and conditions and for such consideration as the Board shall be in its discretion determine. Management expects this transaction to close May 15, 1995.

     As a result of the pending sale, the financial results of the Company's manufacturing operation have been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30.

"Property held for sale" is stated at net realizable value and includes the facilities, machinery and equipment and land which is being sold. "Accrued costs related to discontinued operations" includes estimated future losses and operating expenses to be incurred prior to final disposition of these assets.

3.   TRADING SECURITIES

     Effective October 1, 1994, the Company adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company considers its securities to be classified as trading securities as defined in the accounting standard. For the three and six months ending March 31, 1995, the Company included a credit to earnings of $120,000 and a charge to earnings of $26,000, respectively, representing the change in the net unrealized holding loss on its trading securities. This statement requires that cash flow activities for trading securities be presented as operating activities.

     At March 31, 1995, the Company had open positions for 20 Standard & Poor's 500 index contracts expiring in June 1995 which it had sold short. At March 31st the Company had market risk equal to $10,000 for each point the index rises, approximately $50,000 for each one percentage point rise in the index. Initial margin requirements were $12,000 per index contract, for an aggregate of $240,000. At March 31, 1995, the Company had an aggregate of approximately $439,000 of cash on deposit with the brokerage firm through which these contracts were sold short. The cash is available to the brokerage firm to execute withdrawals of trading losses for these contracts.

     Since the focus of the Company will be on entering into an operating business, the Company presently intends to allocate no more than 20% of its assets to its trading and investment activities. It is the present intention of management, pending completion of its review of acquisition possibilities and business development opportunities, to hold the remainder of the Company's assets principally in U.S. Government securities. At May 15, 1995, the
Company had no open index or futures positions and trading and investment securities totalled less than 5% of assets.

4.   INVENTORIES

     Inventories are summarized as follows:


                                   March 31, 1995        September 30, 1994
                                   --------------        ------------------

          Work in process              $125,000               $146,000

          Less: Progress Payments           -                    5,000
                                       --------               --------
                                       $125,000               $141,000
                                       --------               --------

5.   STATEMENT OF CASH FLOWS


                                          Six Months Ended
                                              March 31,
                                              ---------
                                     1995                   1994
                                     ----                   ----

Supplemental disclosure of        $  187,000              $179,000
cash flows information-           ----------              --------
Interest paid

Income taxes                       ($126,000)             $  9,000
paid/(refunded)                   ----------              --------


                        PERSONAL DIAGNOSTICS, INCORPORATED


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     At March 31, 1995, the Company had a cash balance of $4,560,000 which represents a $994,000 decrease from the $5,554,000 balance at September 30, 1994. This $994,000 decrease results from cash flow from operations of $202,000 which represents the net result of a $1,236,000 loss offset primarily by depreciation of $302,000, $421,000 from operating assets and liabilities and $682,000 related to discontinued operations consisting of a $500,000 deposit on sale of assets and $182,000 from the writedown of assets and a $50,000 provision for loss on accounts receivable. In addition, investing activities added $21,000 attributable to proceeds from disposal of property. Finally, financing activities required $1,217,000 represented by payments on the term loan and lease obligations. The Company's working capital position at March 31, 1995 was $5,382,000 as compared to a September 30, 1994 balance of $6,785,000.

     Since the Company is ceasing manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

     The Company expects to sell all of its property and equipment related to its manufacturing operation. A detailed description of the transaction can be found in footnote 2 to the financial statements.

     The Company intends to acquire or develop an operating business to create further shareholder value. Management has already begun an active, general review of acquisition possibilities and business opportunities. Management will, of course, proceed with deliberation and prudence.

     Since the focus of the Company will be on entering into an operating business, the Company presently intends to allocate no more than 20% of its assets to its trading and investment activities. It is the present intention of management, pending completion of its review of acquisition possibilities and business development opportunities, to hold the remainder of the Company's assets principally in U.S. Government securities. At May 15, 1995, the Company had no open index or futures positions and trading and investment securities totaled less than 5% of assets.

Results of Operations

Three Months Ended March 31, 1995

     As a result of the pending sale of the Company's manufacturing assets, the statement of operations has been reformatted to conform to the Accounting Principles Board Opinion No. 30 concerning "Discontinued Operations." As a result, this narrative has been written to conform to the new presentation.

Income

     Income from continuing operations consists of interest and trading gains and losses. The trading losses of $293,000 incurred by the Company for the three month period ending March 31, 19195 includes a loss of $398,000 attributable to the 20 open Standard & Poor's 500 index contracts partially offset by $105,000 of other trading gains. For the comparable prior year period the Company incurred trading gains of $73,000.

     During the current year the Company did not record an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the current quarter, the Company incurred a $282,000 loss from discontinued operations versus a loss of $357,000 in the prior year quarter. Net sales in the current year quarter were $667,000 versus a $1,285,000 in the prior year. This decline in sales of $618,000 or 48% results from a decline of business with two major customers. The operating loss in both years results from the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

     The Company has estimated a loss on sale of the manufacturing operations of $430,000 which includes a $125,000 estimate for losses between the balance sheet date and the expected date of sale of May 15, 1995.

Results of Operations

Six Months Ended March 31, 1995

Income

     Income from continuing operations consists of interest and trading gains and losses. The trading losses of $340,000 incurred by the Company for the six months ended March 31, 1995 include a loss of $398,000 attributable to the 20 open Standard & Poor's 500 index contracts partially offset by $58,000 of other trading gains. In the comparable prior year period the Company incurred trading gains of $62,000.

     During the current year the Company did not record an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the six month period ended March 31, 1995, the Company incurred a loss of $596,000 versus a loss of $508,000 in the prior year period. Net sales in the six month period were $1,408,000 versus $4,253,000 or a decline of $2,845,000 or 66.9%. This decline in revenue reflects an overall deterioration of business resulting from internal changes at its key customers as well as within the healthcare industry overall. The operating loss in both years reflects the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

     The Company's estimated loss on the sale of operations has been explained on the prior page.

                       PERSONAL DIAGNOSTICS, INCORPORATED



PART II        Other Information


Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits - None

               (b)    Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PERSONAL DIAGNOSTICS, INCORPORATED

                                   Registrant

Date:  May 12, 1995                By: /s/ John H. Michael
                                      ------------------------------------------
                                     John H. Michael, Chairman
                                     (on behalf of the registrant)

                                EXHIBIT INDEX
                                -------------


           Exhibit No.         Description
           -----------         -----------

             Ex-27             Financial Data Schedule