Form 10-Q
period 1995-06-30
PERSONAL DIAGNOSTICS INC
filed 1995-08-10
CIK 351935

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1995
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission file number 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        New Jersey                             22-2325136
                        ----------                             ----------
        (State or other jurisdiction of incorporation      (I.R.S. Employer
                      or organization)                     Identification No.)


               3 Entin Road, Parsippany, NJ                         07054
               ----------------------------                         -----
          (Address of principal executive offices)               (Zip Codes)


                                (201) 952-9000
                                --------------
             (Registrant's telephone number, including area code)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No _____
    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at August 11,1995
             -----                          -----------------------------
     Common Stock, $.01 par value                      4,864,000

                      PERSONAL DIAGNOSTICS. INCORPORATED

     Index                                                                      Page No.
     -----                                                                      --------

Part I    Financial Information

     Item 1. Financial Statements:

     Consolidated Balance Sheets - June 30,1995 and September 30,1994             3

     Consolidated Statements of Operations - For the Three and Nine Months
     Ended June 30, 1995 and 1994                                                 4

     Consolidated Statements of Cash Flows - For the Nine Months Ended
     June 30,1995 and 1994                                                        5

     Notes to Consolidated Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis of Consolidated Financial
               Condition and Results of Operations                                8

Part II   Other Information
          Item 6. Exhibits and Reports on Form 8-K                               11


                       PERSONAL DIAGNOSTICS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,            September 30,
                                                        1995                  1994
                                                 --------------          --------------
                                                    (UNAUDITED)
   ASSETS:

   CURRENT ASSETS:
        Cash and equivalents                      $   7,476,000          $   5,554,000
        Trading securities                              100,000              1,030,000
        Receivables-net                                 198,000                540,000
        Inventories                                           -                141,000
        Other current assets                             10,000                505,000
                                                   ------------          -------------
             Total Current Assets                     7,784,000              7,770,000

   PROPERTY AND EQUIPMENT, AT COST
   LESS ACCUMULATED DEPRECIATION OF
   $0 AND $2,221,000                                          -              4,895,000
   OTHER ASSETS                                               -                 73,000
                                                  -------------          -------------
                                                  $   7,784,000           $ 12,738,000
                                                  =============           ============

   LIABILITIES AND STOCKHOLDERS' EQUITY:

   CURRENT LIABILITIES:
        Accounts payable                          $      15,000           $    111,000
        Accrued payroll                                 125,000                110,000
        Accrued costs related to discontinued           155,000                      -
          operations
        Current portion of long-term debt                     -                592,000
        Other current liabilities                        85,000                172,000
                                                  -------------           ------------
             Total Current Liabilities                  380,000                985,000
                                                  -------------           ------------
   LONG-TERM DEBT                                             -              3,104,000
                                                  -------------           ------------

   STOCKHOLDERS' EQUITY:
        Common Stock, $.01 par value;
        authorized - 10,000,000 shares
        issued and outstanding-
        4,864,000 shares                                 49,000                 49,000
        Capital in excess of par value               13,316,000             13,316,000
        Accumulated deficit                          (5,961,000)            (4,716,000)
                                                   ------------          -------------
             Total Stockholders' Equity               7,404,000              8,649,000
                                                   ------------           ------------
                                                   $  7,784,000            $ 12,738,00
                                                   ============            ===========

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                        June 30,                      June 30,
                                           -------------------------------     --------------------------
                                                 1995               1994          1995            1994
                                           -------------        ----------     ----------      ----------
     INCOME:

          Interest                         $       84,000       $   36,000       $214,000       $  125,000
          Trading gains (losses)                 (202,000)         138,000       (542,000)         200,000
                                           --------------       ----------       --------       ----------
                                                 (118,000)         174,000       (328,000)         325,000
                                           --------------       ----------       --------       ----------
     PROVISION FOR INCOME TAXES                         -            5,000              -           13,000
                                           --------------       ----------       --------       ----------
     INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                  (118,000)         169,000       (328,000)         312,000
                                           --------------       ----------       --------       ----------
     INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS, NET OF TAXES:

          Income (loss) from operations            21,000         (707,000)      (575,000)      (1,215,000)
          Gain (loss) on sale                      88,000                -       (342,000)               -
                                           --------------       ----------       --------       ----------
                                                  109,000         (707,000)      (917,000)      (1,215,000)
                                           --------------       ----------       --------       ----------

     NET INCOME (LOSS)                     $       (9,000)     $  (538,000)   $(1,245,000)      $ (903,000)
                                           ==============      ===========    ===========       ==========

     NET INCOME (LOSS) PER COMMON
     SHARES OUTSTANDING:

          Income (loss) from
            continuing operations          $        (0.03)     $      0.03    $     (0.07)      $     0.06
          Discontinued operations                    0.02            (0.14)         (0.19)           (0.25)
                                           --------------       ----------       --------       ----------
          Net income (loss)                $        (0.01)     $     (0.11)   $     (0.26)      $    (0.19)
                                           ==============      ===========    ===========       ==========

     AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                         4,864,000        4,864,000      4,864,000        4,864,000
                                           ==============      ===========    ===========       ==========



          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      1995           1994
                                                                  -----------      ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                                  $(1,245,000)     $(903,000)
        Adjustments to reconcile net loss to net
          cash flows from operating activities:
        Depreciation and amortization                                 302,000        509,000
        Deferred income taxes                                               -         73,000
        Provision for loss on accounts receivable                     100,000              -
        Loss (gain) on disposal of property and equipment             (19,000)             -
        Loss on sale of discontinued operations                       342,000              -
        Loss (gain) on investments                                         -        (200,000)
        Changes in assets and liabilities:
             Trading securities                                       930,000              -
             Receivables - net                                        242,000        878,000
             Inventories                                              (70,000)        48,000
             Accounts payable and accrued liabilities                (103,000)    (1,478,000)
             Prepaid expenses and noncurrent assets                   564,000        (41,000)
                                                                 -------------   ------------
                  Net cash flows from operating activities          1,043,000     (1,114,000)
                                                                 -------------   ------------
   CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property and equipment                                 -       (168,000)
        Proceeds from disposal of property and equipment               29,000              -
        Net proceeds from sale of discontinued operations           4,496,000
        Purchase of marketable securities                                   -     (4,673,000)
        Proceeds from the sale of marketable securities                     -      3,620,000
                                                                 -------------   ------------
             Net cash flows from investing activities               4,525,000     (1,221,000)
                                                                 -------------   ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from borrowings                                            -        677,000
        Principal payments on borrowings                           (2,451,000)      (192,000)
        Principal payments under equipment notes
             payable and capital lease obligations                 (1,195,000)      (406,000)
                                                                -------------   ------------
             Net cash flows from financing activities              (3,646,000)        79,000
                                                                -------------   ------------
   DECREASE IN CASH AND EQUIVALENTS                                 1,922,000     (2,256,000)

   CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        5,554,000      7,638,000
                                                                -------------   ------------

   CASH AND EQUIVALENTS, END OF PERIOD                            $ 7,476,000    $ 5,382,000
                                                                 ============    ===========

          See accompanying notes to consolidated financial statements.





167779-1                                                          Page 5 of 12

                      PERSONAL DIAGNOSTICS, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

          The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operation for interim periods are not necessarily indicative of the operating results for the full year. See footnote 2 regarding "Discontinued Operations."

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

2.   DISCONTINUED OPERATIONS

          On May 15,1995 the Company completed the sale of certain assets to EBI Medical Systems, Inc. ("EBI"), a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building, and improvements comprising the Company's executive offices and manufacturing facility located at 3 Entin Road, Parsippany, New Jersey (the "Premises"), (ii) all the Company's manufacturing equipment and machinery, and (iii) certain office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

          As a result of the sale, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. "Accrued costs related to discontinued operations" includes operating expenses to be incurred.

3.   TRADING SECURITIES

          Effective October 1,1994, the Company adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company considers its securities to be classified as trading securities as defined in the accounting standard. For the three and nine months ending June 30, 1995, the Company included a credit to earnings of $112,000 and $87,000, respectively, representing the change in the net unrealized holding loss on its trading securities. This statement requires that cash flow activities for trading securities be presented as operating activities. At June 30,1995, the Company had no open positions for Standard & Poor's 500 index contracts.

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


4.   INVENTORIES

     Inventories are summarized as follows:

                                                    June 30,      September 30,
                                                    --------      -------------
                                                      1995             1994
                                                      ----             ----
     Work in process                                $   -0-         $146,000
     Less: Progress Payments                             -             5,000
                                                   ---------        --------
                                                    $   -0-         $141,000
                                                    -------         --------

5.   STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                          March 31,
                                                          ---------
                                                     1995             1994
                                                     ----             ----
     Supplemental disclosure of
     cash flows information-Interest paid          $210,000         $179,000
                                                   --------         --------


     Income taxes paid/(refunded)                 ($126,000)        $  9,000
                                                  ---------         --------

                      PERSONAL DIAGNOSTICS.  INCORPORATED

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

     Liquidity and Capital Resources

     At June 30,1995, the Company had a cash balance of $7,476,000 which represents a $1,922,000 increase from the $5,554,000 balance at September 30,1994. This $1,922,000 increase results from cash flow from operations of $1,043,000 which represents the net result of a $1,245,000 loss offset primarily by depreciation of $302,000, $1,563,000 from operating assets and liabilities, $342,000 related to the loss on sale of discontinued operations and a $100,000 provision for loss on accounts receivable. In addition, investing activities added $4,525,000 attributable to proceeds from disposal of property and the sale of the Company's manufacturing operations. Finally, financing activities required $3,646,000 represented by the complete payoff of the Company's term loan and lease obligations. The Company's working capital position at June 30,1995 was $7,404,000 as compared to a September 30,1994 balance of $6,785,000.

     Since the Company has ceased manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

     A detailed description of the sale transaction can be found in footnote 2 to the financial statements.

     The Company intends to acquire or develop an operating business to create further shareholder value. Management has already begun an active, general review of acquisition possibilities and business opportunities. Management will, of course, proceed with deliberation and prudence.

     Since the focus of the Company will be on entering into an operating business, the Company presently intends to allocate no more than 20% of its assets to its trading and investment activities. It is the present intention of management, pending completion of its review of acquisition possibilities and business development opportunities, to hold the remainder of the Company's assets principally in U.S. Government securities. On July 21,1995 the common stock of Personal Diagnostics, Incorporated began trading on the Bulletin Board system. Consequently, the daily price will no longer appear in many financial publications. The current quotation may be obtained from stockbrokers.

Results of Operations

Three Months Ended June 30,1995

     As a result of the sale of the Company's manufacturing assets, the statement of operations has been reformatted to conform to the Accounting Principles Board Opinion No. 30 concerning "Discontinued Operations." As a result, this narrative has been written to conform to the new presentation.

Income

     Income from continuing operations consists of interest and trading gains and losses. The trading losses of $202,000 incurred by the Company for the three month period ending June 30,1995 includes a loss of $186,000 attributable to closed Standard & Poor's 500 index contracts. For the comparable prior year period the Company incurred trading gains of $138,000.

     During the current year the Company did not record an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the current quarter, the Company incurred a $21,000 gain from discontinued operations versus a loss of $707,000 in the prior year quarter. Net sales in the current year quarter were $513,000 versus $911,000 in the prior year. This decline in sales of $398,000 or 44% results from a decline of business with two major customers. The small operating gain in 1995 results from non-recurring credits and refunds associated with the cessation of operations. The operating loss for the prior year results from the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

     The Company had estimated a loss on the sale of its manufacturing operations of $430,000. The recorded loss of $342,000 reflects a favorable resolution of certain inventory issues and greater than expected efficiency during the transition period.

Results of Operations

Nine Months Ended June 30,1995
Income

     Income from continuing operations consists of interest and trading gains and losses. The net trading losses of $542,000 incurred by the Company for the nine months ended June 30,1995 include a loss of $584,000 attributable to Standard & Poor's 500 index contracts partially offset by $42,000 of other, net trading gains. In the comparable prior year period the Company incurred trading gains of $200,000.

     During the current year the Company did not record an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the nine month period ended June 30,1995, the Company incurred a loss of $575,000 versus a loss of $1,215,000 in the prior year period. Net sales in the nine month period were $1,921,000 versus $5,164,000 or a decline of $3,243,000 or 62.8%. This decline in revenue reflects an overall deterioration of business resulting from internal changes at its key customers as well as within the healthcare industry overall. The operating loss in both years reflects the Company's inability to lower fixed costs and expenses in proportion to the sales decline. The loss on the sale of operations has been explained on the prior page.

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


                                              PERSONAL DIAGNOSTICS, INCORPORATED


                                              Registrant


Date: August 11, 1995                         By:      /s/ John H. Michael
                                                  ------------------------------
                                                    John H. Michael, Chairman
                                                   (on behalf of the registrant)

                                EXHIBIT INDEX
                                -------------


                   EXHIBIT 27       Financial Data Schedule