Form 10-K
period 1995-09-30
PERSONAL DIAGNOSTICS INC
filed 1995-12-29
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the fiscal year end   September 30, 1995
                            ------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     Commission File Number: 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                         22-2325136
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

P.O. Box 5310, Parsippany, New Jersey                            07054
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (201) 952-9000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                                  Name of each exchange
                                                          on which registered
           None                                                     None
    -------------------                                  ---------------------

   Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,875,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers Automated Quotation System on December 15, 1995.

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

               Class                           Outstanding at December 15, 1995
               -----                           --------------------------------
Common Stock, $.01 par value                                4,864,000

   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                                   Page 1 of 17
                                                       Exhibit Index on Page 18

                        1995 Annual Report on Form 10-K

                               TABLE OF CONTENTS

                                                    PART 1                                              Page
                                                                                                        ----
Item 1     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
Item 2     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 4     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .       6

                                                    PART II
Item 5     Market for the Registrant's Common Stock and Related Security Holder Matters  . . . . .       6

Item 6     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations .       8

Item 8     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .       9

Item 9     Disagreements on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . .       9

                                                    PART III

Item 10    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .       9

Item 11    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

Item 12    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .      15

Item 13    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .      16

                                                    PART IV

Item 14    Exhibits, Financial Statements Schedules and Reports on Form 8-K  . . . . . . . . . . .      16

ITEM 1   BUSINESS

GENERAL

         Prior to May 15, 1995, Personal Diagnostics operated a contract manufacturing business primarily devoted to the production of orthopedic products and the assembly of various medical systems. During early fiscal 1995, the company essentially completed its assembly operations and on May 15, 1995, concluded the sale of its manufacturing plant and equipment to EBI Medical Systems, Inc. for 4.4 million dollars.

         Subsequent to May 15, 1995 the Company retained ownership of receivables which it focused on collecting and other miscellaneous assets which it sold. Management continued to work diligently to assure that the Company's obligations to customers, employees and others were honored completely. The Company has continuing potential product liability exposure for equipment manufactured over the years. The Company has maintained product liability insurance and knows of no present or threatened claim.

         Management intends to continue in business and has no intention to liquidate the Company. The Company is considering various alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. Frankly, management believes that patience may bring about a more favorable climate for acquisition or other business arrangement. The Company is also considering developing a business itself, believing that the start up costs may be preferable to the premiums required to purchase a going concern. Management intends to continue this review process over the coming months. The Company does not contemplate limiting the scope of its review of potential business opportunities to any particular industry, but will assess the merits of a potential transaction in any industry or business in which the Company believes it can maximize value for its shareholders. No assurance can be given that any transaction will occur.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuation. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses.

         At September 30, 1995, more than 80% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to limit its trading and investment positions to no more than approximately one-quarter of its total assets.

EMPLOYEES

         The Company currently has one full time and three part-time employees including officers. The Company intends to develop and implement a new corporate strategy. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's president, who is 52 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

Background of the Company and Reason for the Sale of Assets

         The Company was organized in September 1980 under the laws of New Jersey primarily to engage in the development, production and marketing of proprietary medical devices for the invitro diagnostic field. Following the acquisition of Lydo Precision Products, Inc. ("Lydo") in February 1984, the Company became a vertically integrated contract manufacturer of medical diagnostic equipment and in the years that followed extended its contract manufacturing operations to a broad array of medical instrumentation and surgical and orthopedic products.

         During the past five years, the Company became almost exclusively a contract manufacturer. During 1994, due to a lack of business, the Company ceased contract instrumentation assembly activities. The Company continued to provide contract precision machining service to several clients including Implex Corp., Biometrix Corporation, Site Microsurgical, Lepton Corporation, Kirschner Orthopedics and Cross Medical. The Company provided various surgical devices and tools as well as a variety of parts for orthopedic hips, knees and other medical implants.

         During the 18-month period ended December 31, 1994, the Company experienced a severe decline in both the number of its clients and in the continuing revenue contributions from its remaining client base. Osteonics Corp., which contributed approximately 46%, 33% and 5% of total Company revenues in fiscal 1992, 1993 and 1994, respectively, ceased placing sales orders with the Company. Similarly, Cirrus Diagnostics, which contributed approximately 7%, 28% and 33% of the Company's revenues in fiscal 1992, 1993 and 1994, respectively, ceased its business relationship with the Company. Further, Baxter Healthcare, which accounted for approximately 8%, 10% and less than 1% of the Company's revenues in fiscal 1992, 1993 and 1994, respectively, ended its business relationship with the Company. Management believes the termination of these major business relationships resulted principally from internal developments at each of these clients. These developments included management changes at Osteonics Corp. and the development of internal domestic and overseas manufacturing capability by Cirrus Diagnostics subsequent to its acquisition by Diagnostics Products.

         In an effort to increase business activity and revenues during the 18-month period ended December 31, 1994 the Company aggressively attempted both to renew old business relationships and establish new clients but was not sufficiently successful. As business volume declined, the Company reduced staff and reduced expenses. In November 1993, the number of employees was reduced to approximately 85 from over 120 in June 1993. During March and April of 1994, the staff was again reduced to approximately 65. Additionally, pay levels were essentially frozen or reduced with a ceiling of $5,000 per month established on cash compensation to any employee or executive. During this period, members of the Company's Board frequently discussed on an informal basis the Company's efforts in building sales, reducing costs, and its prospects for profitable operations. The Board's approach was to continue the Company's efforts to preserve and enhance its existing customer relationships and develop new clients to absorb the excess capacity at its Premises.

         The continuing decline in revenues during the third and fourth quarter of fiscal 1994 resulted in the Company again reducing its staff to approximately 32 employees. Notwithstanding the staff reductions, the Company continued to pursue increased business with existing and prospective customers. This effort continued actively into January 1995 until the Company's discussions with Biomet/EBI. During this period the Board familiarized itself with the value of the Company's manufacturing assets through informal valuation assessments from real estate professionals, through available information concerning the sales price of similar area facilities and through the Company's routine purchase and sale of manufacturing equipment during the normal course of business operations. While the sale of the Company's manufacturing assets was an alternative available to the Board during this period of declining revenues and losses, the Board, through numerous informal discussions, preferred to attempt to continue the business, reduce costs and rebuild revenues in an effort to return to profitable operations.

         On January 19, 1995, Mr. Michael was contacted by representatives of Kirshner Medical, which entity had been recently acquired by Biomet in November 1994. Mr. Michael was asked if he would welcome a visit from a representative of Biomet and whether the Company's business might be available for purchase. Mr. Michael indicated that he would entertain general discussions concerning the possible sale of the Company's manufacturing assets and it was agreed that a visit with representatives of Biomet would occur the following week.

         In response to Biomet inquiry, the Board of Directors convened a special meeting on Friday, January 20, 1995 to discuss the possible interest of Biomet in acquiring the Company's manufacturing assets and to address generally, in the context of a formal meeting of the Board, increasing concern about the competitive environment in which the Company was operating and the increasing drain on the Company's cash reserves required to maintain its present operations. At the meeting, the Company's status and future were reviewed by the Board of Directors in view of the Company's inability to maintain competitive standing in the marketplace. In evaluating strategic alternatives, the Company's Board and Management considered a number of options, including the continued operation of its current business, combining with a stronger partner and the sale and/or lease of all or a portion of its manufacturing assets. Recognizing that the Company had been unsuccessful in replacing lost sales volume and was continuing to deplete its cash reserves, as well as Management's belief that the prospects for achieving profitable operations in the near future were remote, the Board assessed the feasibility of continuing to operate the Company's current business. On balance, the Board determined that the sale and/or lease of all or a portion of the Company's manufacturing assets presented the best opportunity to maximize shareholder value. While no formal valuation of the Purchased Assets was prepared and no financial advisor consulted or retained to assist the Board in assessing the merits of a proposed sale and/or lease transaction, as discussed in detail below, the Board had assimilated sufficient information concerning the value of the Purchased Assets in order to properly assess the fairness of a proposed transaction. Accordingly, the Board authorized Mr. Michael to negotiate with Biomet for the purpose of reaching agreement on the sale and/or lease of all a portion of the Company's manufacturing assets. Mr. Michael's grant of authority from the Board was sufficiently broad to enable Mr. Michael to negotiate the terms of a proposed sale and/or lease of all or a portion of the Company's manufacturing assets, subject to final approval and ratification of such terms by the Board.

         On Wednesday, January 25, 1995, two representatives of Biomet met with Mr. Michael and toured the Company's manufacturing operation. On Friday, January 27, 1995, Mr. Michael, responding to a second request from Biomet, provided several additional executives of Biomet and its subsidiary EBI, with a tour of the Company's Premises. During the course of this meeting, EBI expressed specific interest in acquiring the Purchased Assets and after negotiations with Mr. Michael, the parties agreed in principle on a purchase price of $4,400,000, contingent on the satisfaction of certain conditions. On January 31, 1995, the Board of Directors of the Company held a special telephonic meeting during which the terms and provisions of a draft of the Letter of Intent prepared to memorialize the purchase and sale transaction were reviewed and discussed. During the course of such meeting the Board unanimously approved the Letter of Intent, and the actions of Mr. Michael in negotiating the Letter of Intent were ratified and affirmed. On February 1, 1995, the definitive Letter of Intent was executed by EBI and the Company and EBI deposited $500,000 with the Company to be applied to the purchase of the Purchased Assets.

         While the parties did not rely on a formal valuation of the Purchased Assets in determining the purchase price, Management and the Board of Directors had substantial knowledge of the values involved in determining a fair purchase price. With respect to the Premises, the Board and Management had an active current knowledge of local real estate values resulting from the fairly recent acquisition of the Premises and the cost of capital improvements, as well as its familiarity with the sales price of similar neighboring properties and informal real estate appraisals received by the Board during the third and fourth quarter of fiscal 1994. Additionally, the Board and Management had substantial knowledge as to the value of the Company's machinery, equipment and related assets as a result of their efforts to modernize the Company's Premises and operation during which time Management actively bought and sold new and used manufacturing equipment. Management was also familiar with original equipment and previously-owned equipment markets and was knowledgeable concerning principal, agent, and end-user values for the Company's machinery, equipment, tools, gauges and fixtures.

         On March 17, 1995, the Purchase Agreement was executed by EBI and the Company. The Board of Directors believes that the Company's exit from its business as a contract manufacturer pursuant to the sale of the Company's manufacturing assets will serve to maximize shareholder value and was in the best interest of the Company and its shareholders. The Board of Directors unanimously approved the sale of the Purchased Assets as provided in the Letter of Intent with EBI.

         In reaching its conclusions, the Board of Directors considered the following material factors:

         1. The Company incurred losses of approximately $1,300,00 conducting contract manufacturing operations during the fiscal year ended September 30, 1994 and despite aggressive cost reduction and sales efforts continued to incur losses.

         2. There were increasing competitive pressures in the contract manufacturing segment of the healthcare industry, including intense price competition and cost reduction efforts by customers.

         3. Costs associated with complying with more stringent manufacturing standards were increasing.

         4. The Company would experience a continuing drain on its cash reserves should it pursue its efforts to continue as a contract manufacturer.

         5. The Board believed that the sale of the Company's manufacturing assets would ultimately create greater value for shareholders than the continuing operation of these assets.

ITEM 2   PROPERTIES

         At present the Company maintains offices at 3 Entin Road, Parsippany, New Jersey for nominal rent. The Company is now in the process of relocating its operations. The Company does not immediately expect to require more than 1500 square feet or pay more than $2,500 per month rent.

ITEM 3   LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                    PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         (a)     Market Information

         The Company's Common Shares are traded on the "Bulletin Board System" under the symbol PERS.U. The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of fiscal 1994. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not represent actual transactions.

Trading Quarter                                     Bid Price
---------------                                     ---------

    1994                                       High             Low
    ----                                       ----             ---
December 31, 1993 (First Quarter)             2                1-3/8

March 31, 1994 (Second Quarter)               1-1/2            1-1/8

June 30, 1994 (Third Quarter)                 1-7/16             7/8

September 30, 1994 (Fourth Quarter)           1-1/16             5/8

      1995
      ----

December 31, 1994 (First Quarter)               7/8              9/16

March 31, 1995 (Second Quarter)               1-5/32             9/16

June 30, 1995 (Third Quarter)                  13/16             5/8

September 30, 1995 (Fourth Quarter)             7/8             11/16

       1996
      -----

December 15, 1995 (First Quarter)               7/8              3/4

         (b)     Holders

                 As of December 15, 1995 there were approximately 510 record
holders of the Company's Common Stock.   Included are shares held in "nominee"
or "street name."

         (c)     Dividends

                 The Company has paid no cash dividends on its Common Shares and has no intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon future Company earnings and future Company policy.

ITEM 6   SELECTED FINANCIAL DATA

                                                                      Year Ended September 30,

                 OPERATING RESULTS                    1995         1994         1993         1992         1991
                 -----------------                    ----         ----         ----         ----         ----
                                                           (Dollars in thousands except per share amount)
Investment Income (Loss)                            ($241)         $215       $1,268          $452         $757

Income (Loss) From Continuing Operations             (352)           69          689           200          382

Income (Loss) From Discontinued Operations           (751)       (1,329)          45         1,443       (2,752)(2)

Net Income (Loss)                                  (1,103)       (1,260)         734         1,643       (2,370)(2)
Per Share Data:
    Income (Loss) From Continuing Operations         (.07)          .01          .14           .04          .08
    Income (Loss) From Discontinued Operations       (.09)         (.27)         .01           .29         (.60)(2)
    Loss on Sale of Discontinued Operations          (.07)          -            -             -            -
    Net Income (Loss)                                (.23)         (.26)         .15           .33         (.52)(2)


Average Number of Shares Outstanding                4,864         4,864        4,941         4,935        4,564


              FINANCIAL POSITION
              ------------------


Working Capital                                    $7,546        $6,785       $7,528        $7,450       $6,110

Total Assets                                        7,921        12,738       15,656        12,240        9,765

Long-Term Debt                                       -            3,104        3,203         1,479        1,092

Accumulated Deficit (1)                            (5,819)       (4,716)      (3,456)       (4,190)      (5,833)

Total Stockholders' Equity                          7,546         8,649        9,909         8,733        7,090

NOTES:

(1)      No dividends have been paid since incorporation.

(2)      Includes the write-off of goodwill of $2,778,000 or $.61 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had a cash and Treasury Bill balance of $7,757,000 which represents a $2,203,000 increase from the $5,554,000 balance at September 30, 1994. This $2,203,000 increase results from cash flow from operations of $228,000 which represents the result of a net loss of $1,103,000 offset by depreciation of $302,000 and loss on sale of discontinued operations of $336,000, and changes principally in operating assets and liabilities of $693,000. In addition, investing activities added $4,591,000 attributable to proceeds from disposal of property and the sale of the Company's manufacturing (discontinued) operations. Financing activities required $3,646,000 represented by the complete payoff of the Company's term loan and lease obligations. The Company's working capital position at September 30, 1995 was $7,546,000 as compared to a September 30, 1994 balance of $6,785,000.

         Since the Company has ceased manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash and Treasury Bill balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

         A detailed description of the sale of the Company's manufacturing operations can be found in Note 2 to the financial statements entitled "Discontinued Operations."

         The Company presently intends to acquire or develop an operating business to create further shareholder value. Management has begun an active, general review of acquisition possibilities and business opportunities. Management will, of course, proceed with deliberation and prudence.

         At September 30, 1995, more than 80% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to limit its trading and investment positions to no more than approximately one-quarter of its total assets.

RESULTS OF OPERATIONS

         As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation have been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

FISCAL YEAR 1995 COMPARED TO 1994

Income (Loss) from Continuing Operations

         Income from continuing operations consists of interest and trading gains and losses, general and administrative expenses and an income tax credit. The Company incurred a $352,000 loss from continuing operations in the current year versus earnings of $69,000 in the prior year. Interest income increased $136,000 to $317,000 due to more invested funds and higher interest rates. The Company experienced trading losses of $558,000 substantially attributable to losses on Standard & Poor's 500 index contracts. For the comparable prior year period the Company experienced trading gains of $34,000.

         During the current year the Company's income tax benefit of $14,000 related to its remaining loss carrybacks.

Discontinued Operations

         During the current year, the Company incurred a $415,000 loss from discontinued operations versus a loss of $1,329,000 in the prior year. Net sales in the current year were $1,907,000 versus $6,278,000 in the prior year. This decline in sales of $4,371,000 or 70% results from a decline of business with major customers and the sale of the manufacturing assets on May 15, 1995. The operating loss for both years results from the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

         In addition to its operating loss, the Company incurred a loss on the sale of its manufacturing operations of $336,000. See Note 2 to the Company's financial statements for a description of the sale transaction.

Fiscal Year 1994 compared to 1993

Income (Loss) from Continuing Operations

         Income from continuing operations consists of interest and trading gains and losses offset by general and administrative expenses and income taxes. In 1994 the Company experienced income from continuing operations of $69,000 versus $689,000 in the prior year. Interest income increased by $63,000 due to higher invested funds. The net trading gains of $34,000 experienced in 1994 were $1,116,000 lower than the $1,150,000 gains achieved by the Company for the prior year. General and administrative expenses of $120,000 were the same as the prior year.

Discontinued Operations

         During 1994 the Company incurred a loss from discontinued operations of $1,329,000 versus income of $45,000 in the prior year. Net sales in the current year were $6,278,000 versus $15,160,000 or a decline of $8,882,000 or 59%. This decline in revenue reflects an overall deterioration of business in the current year resulting from internal changes at key customers as well as changes within the healthcare industry overall. The operations loss in the current year reflects the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

Inflation

         The Company believes that inflation does not have a material adverse effect on the results of operations at the present time.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9   Disagreements on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Mr. Michael has served as a director of the Company since 1980. In 1986 he was appointed Chairman of the Board of Directors and Chief Executive Officer and in 1987 he was named President. Mr. Michael graduated from Georgetown University School of Foreign Service in 1964 (BSFS) and Harvard Business School (MBA) in 1969. Mr. Michael is a Director and member of the Executive Committee of Noxso Corporation, a public company engaged in the development and testing of a process to remove from flue gas those pollutants which cause "acid rain." Mr. Michael is the brother-in-law of William P. Oberdorf who is also a member of the Board of Directors of the Company.

         R. Gale Rhodes, Jr. is an attorney-at-law in the State of New Jersey. Mr. Rhodes is patent counsel to the firm of Evans, Osborne & Kreizman located in Little Silver, New Jersey. Mr. Rhodes is patent counsel to the Company and has been a member of the Board of Directors of the Company since 1980. He has practiced law for over twenty-five years.

         William P. Oberdorf has been a partner in the law firm of Robinson, St. John & Wayne since October 1990. He was a partner in the law firm of St. John, Oberdorf, Williams, Edington & Curtin from September 1987 until October 1990. Mr. Oberdorf is corporate counsel to the Company and has served as a member of the Company's Board of Directors since April 1989. Mr. Oberdorf is the brother-in-law of John H. Michael.

         Directors of the Company are elected by the Company's shareholders and serve in such capacity until the Company's next annual meeting, and until their successors are elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11  EXECUTIVE COMPENSATION

         The following table sets forth a summary for the fiscal years ended September 30, 1995, 1994 and 1993, of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. No disclosure is provided as to the cash compensation paid by the Company to other executive officers of the Company since the compensation paid to each such executive officer was less than $100,000 in the fiscal year ended September 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                        Long Term Compensation
                                                         -------------------                        ----------------------
Name and Principal    Fiscal                                             Other Annual         Options(#           All Other
    Position          Year          Salary              Bonus         Compensation(2)($)      of Shares)      Compensation(4)($)
    --------          ----          ------              -----         ------------------      ----------      ------------------
John H. Michael,      1995    $135,000 [of which           -                   -                                   1,300
Chairman, Chief               $75,000 was deferred]
Executive Officer,
President,            1994    $135,000                     -                   -              300,000(3)           1,700
Treasurer,
and Secretary         1993     135,000               $441,962(1)(5)        $319,823(1)           -                 2,700
                                                       10,000


__________________________

(1) of the $761,785 of supplemental compensation received by Mr. Michael in fiscal 1993 (representing the aggregate of the "Bonus" and "Other Annual Compensation" columns), $441,962 was immediately returned to the Company upon the exercise of certain stock options to acquire stock in the Company and the balance of $319,823 was a reimbursement for resulting tax liabilities.

(2) Represents a reimbursement to Mr. Michael for the tax liability arising from the bonus payments to Mr. Michael in fiscal 1993, which bonus payments were used entirely for the exercise of outstanding stock options to purchase the Company's common stock.

(3) On August 8, 1994, 312,500 incentive stock options granted to Mr. Michael under the Company's 1986 Stock Option Plan and 112,900 incentive stock options granted to Mr. Michael under the Company's 1988 Stock Option Plan were surrendered and cancelled in exchange for 300,000 incentive stock options granted under the Company's 1988 Stock Option Plan, each having an exercise price of $.70 per share. The new options are exercisable in 100,000 share increments on each of September 15, 1994, January 1, 1995 and January 1, 1996.

(4) Represents contributions to the Company's 401(k) Plan on behalf of Mr. Michael to match pre-tax elective deferral contributions (included under the salary column) made to such Plan.

(5) The bonus of $441,962 paid to Mr. Michael in fiscal 1993 was used in its entirety to exercise outstanding stock options to purchase the Company's common stock as follows: (a) $155,250 dedicated to the exercise of (i) 75,000 incentive stock options at an exercise price of $1.60 per share and (ii) 25,000 non-qualified stock options at an exercise price of $1.41 per share; and (b) $286,712 dedicated to the exercise of (i) 175,200 non-qualified stock options at an exercise price of $1.41 per share and (ii) 24,800 incentive stock options at an exercise price of $1.60 per share.


                               PERFORMANCE GRAPH

         The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index") and (c) the total return of domestic issuers having the same Standard Industrial Classification Industry Group Number as the Company (SIC 3840) and traded on the Small- Cap Market (the "Industry Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. The Industry Index consists of publicly traded companies in a business similar to that of the Company. The price of each investment union has been set at $100.00 on September 30, 1989 for purposes of preparing this graph.


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

                                                     1989     1990      1991     1992      1993      1994
Personal Diagnostics, Incorporated                   100.0    46.7      39.3     78.5      57.9      20.6

NASDAQ Stock Market (US Companies)                   100.0    74.4      117.0    131.1     171.7     172.2

NASDAQ Stocks (SIC 3840-3849 US Companies)           100.0    98.8      185.3    161.4     148.4     155.2
Surgical, Medical, and Dental Instruments and
Supplies

Notes:

         A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

         B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

         C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

         D.  The index level for all series was set to $100.0 on 09/29/89.

EMPLOYMENT AGREEMENT

         John H. Michael is presently employed pursuant to an employment agreement effective as of April 1, 1990, which provides that Mr. Michael will serve as the Company's President and Chief Executive Officer. Pursuant to the agreement, Mr. Michael's annual base salary is $135,000 subject to increase upon review by the Board of Directors of the Company. The agreement does not require that Mr. Michael devote a minimum amount of time to the affairs of the Company, however, it is anticipated that Mr. Michael will devote a majority of his business time and efforts to the Company. Mr. Michael is also restricted from disclosing, disseminating or using for his personal benefit or the benefit of others information deemed "Confidential" as defined in the agreement. The agreement does not restrict Mr. Michael's ability to work for a competitor of the Company.

         In September 1992, the Board of Directors and John Michael concluded an extension of his employment agreement from March 31, 1993 to March 31, 1996. In conjunction with this extension the Board awarded Mr. Michael supplemental compensation grossed up for state and federal income taxes and payable in each of three years to exercise 100,000 existing stock options each year. Mr. Michael agreed to simultaneously cancel an additional 150,000 existing non-qualified stock options in the amount of 50,000 stock options in each of the three years. The supplemental compensation paid to Mr. Michael net of income taxes was immediately returned to the Company to purchase the stock option shares.

         In December 1992 the Company paid Mr. Michael the first installment pursuant to this agreement. In June 1993, the Company and Mr. Michael revised this agreement and accelerated the two remaining installments which were paid during June 1993. As part of this revision, Mr. Michael agreed to be liable for certain federal and state taxes beyond the rate of 40% on this supplemental compensation. In addition, no additional stock options would be canceled beyond the 50,000 canceled in December 1992. After giving effect to the tax benefits to the Company and the immediate reinvestment by Mr. Michael of the net supplemental compensation, the overall cash cost to the Company was immaterial.

         In August 1994, the Company and Mr. Michael further modified his Employment Agreement. Pursuant to the terms of the Amendment, Mr. Michael agreed to defer until January 1, 1996 his cash compensation in excess of $5,000 per month for the period commencing April 1, 1994 through December 31, 1995. Mr. Michael also agreed to surrender and cancel his existing Incentive Stock Options to purchase up to 425,400 shares in the Company's Common Stock. In consideration for these actions, the Company granted to Mr. Michael Incentive Stock Options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.70 per share. See "Option Grants in Last Fiscal Year."

SAVINGS AND BENEFIT PLANS

         The Company has a 401(k) savings/retirement plan under which all the Company's eligible employees including executive officers are entitled to benefits. The plan allows for the employee contributions to be matched by the Company on a pro-rata basis. Contributions made by the Company amounted to $58,000, $37,000 and $11,000 for the fiscal years ended September 30, 1993, 1994 and 1995, respectively. Executive officers who qualify will also be permitted to participate in the Company's Stock Option Plans as well as the 401(k) plan. Executive officers participate in group life, and medical plans which are available generally to all employees.

DIRECTORS

         The Company's outside Directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at each Board meeting.

STOCK OPTION PLAN AND WARRANTS

         On April 23, 1986 and April 28, 1988, the Board of Directors adopted Employee Stock Option Plans which were approved by the Company's shareholders. Under the 1986 Plan, which terminates in 1996, options to purchase no more than 150,000 Common Shares may be granted. Under the 1988 Plan, which terminates in 1998, options to purchase no more than 450,000 Common Shares may be granted.
On September 17, 1990 the Board of Directors adopted the 1990 Stock Option Plan which terminates in the year 2000, and authorizes the granting of options to purchase no more than 300,000 common Shares. The 1990 Stock Option Plan was approved by the Company's shareholders at their annual meeting on September 12, 1991. (Hereinafter the 1986, 1988 and 1990 Plans shall be collectively referred to as the "Plans")

         The Plans authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On April 28, 1988, the Board of Directors amended and restated the Company's 1986 and 1988 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans are now essentially identical. Outstanding options to purchase 300,000 Common Shares have been granted as of September 30, 1995.

         Currently, the Company has one employee and two non-employee directors eligible to participate in the Plans. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, share split, share dividend or other such sub-division or combination of the Company's Common Shares. Any moneys received by the Company from the exercise of options will be used for working capital. Additionally, the Company has granted registration rights to John H. Michael, on his outstanding options to purchase 300,000 Common Shares.

                 AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                                TO BE COMPLETED

                                                            Number of                 Value of
                                                       Securities underlying         unexercised
                                                           unexercised              in-the-money
                                                        options at fiscal            options at
                                                             year-end              fiscal year-end
                                                               (#)                       ($)

                         Shares
                      acquired on         Value            Exercisable/              Exercisable/
       Name           exercise (#)     Realized ($)        Unexercisable             Unexercisable
John H. Michael(1)         0                0             200,000/100,000            $20,000/$10,000

-----------
(1) On August 8, 1994, 312,500 incentive stock options granted to Mr. Michael under the Company's 1986 Stock Option Plan and 112,900 incentive stock options granted to Mr. Michael under the Company's 1989 Stock Option Plan were surrendered and cancelled in exchange for 300,000 incentive stock options granted under the Company's 1988 Stock Option Plan, each having an exercise price of $.70 per share. The new options are exercisable in 100,000 share increments on each of September 15, 1994, January 1, 1995 and January 1, 1996.

(2) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise, or through a combination of such methods. The exercise price equals 110% of the fair market value of the shares of the Company's Common Stock on the date of grant. The above-market exercise price of the options at the date of grant is required under the regulations promulgated under Section 422 of the Internal Revenue Code of 1986, as amended for the grant of incentive stock options to an optionee owning in excess of 10% of the Company's voting stock at the date of grant.

ELIGIBILITY

         Any person who is employed by the Company shall be eligible to receive incentive stock options under the Plans. The Plans permit non-qualified stock options to be granted to directors and consultants, as well as employees. Any employee who already owns 10 percent or more of the total combined voting power of all classes of the Company's stock shall be eligible to receive incentive stock options only under certain limited circumstances.

EXERCISE PRICE OF OPTIONS

         Options granted pursuant to the Plans must have an exercise price no less than the fair market value of the Company's Common Shares at the time the option is granted, except that in the case of an incentive stock option the price shall be at least 110 percent of the fair market value when the option is granted to an employee who owns more than 10 percent of the combined voting power of all classes of the Company's voting stock at the date of grant. Under the terms of the Plans, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by such individual during any calendar year shall not exceed $100,000.

AMENDMENTS AND DISCONTINUANCE

         The Plans can be amended, suspended, or terminated at any time by actions of the Company's Board of Directors except that no amendment to the Plans can be made without prior shareholder approval where such amendment would
(i) increase the total number of shares of stock which may be purchased under the Plans; (ii) materially modify the eligibility requirements of the Plans; or
(iii) materially increase the benefits accruing to the participants under the Plans.

ADMINISTRATION

         The Board of Directors has appointed a Stock Option Committee consisting of William P. Oberdorf and R. Gale Rhodes, Jr. Mr. Rhodes is the Chairman of the Stock Option Committee. The Stock Option Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price per share and the exercise period of each option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors determines the compensation paid to the executive officers of the Company and consisted of John H. Michael, R. Gale Rhodes, Jr. and William P. Oberdorf during fiscal 1995. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company. Mr. Rhodes, who has been a member of the Board of Directors since 1980, is a partner in the law firm of Evans, Osborne & Kreizman, which has been retained as the Company's patent counsel. The amount of fees paid by the Company to Evans, Osborne & Kreizman did not exceed 5% of the firm's total revenues for its last fiscal year. Mr. Oberdorf, who became a member of the Board of Directors of the Company in April, 1989, is a partner in the law firm of Robinson, St. John & Wayne, which has been retained as the Company's general counsel. The amount of fees paid by the Company to Robinson, St. John & Wayne do not exceed 5% of the firm's total revenues for its last fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

         Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1995 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as a group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 1995.



 Name and Address of Beneficial        Amount and Nature
 Owner (1)                          of Beneficial Ownership        Percent of Class
 ------------------------------     -----------------------        ----------------
 John H. Michael
 1810 24th Street N.W.
 Washington, D.C.                        2,898,189(2)                   56.12%
 R. Gale Rhodes, Jr.                           -                           -
 6 Broadmoor Drive
 Rumson, New Jersey

 William P. Oberdorf                  33,000                         0.64%
 59 Wardell Avenue
 Rumson, New Jersey

 All Directors and Officers as          -                              -
 a group (3 persons)

------------

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.

(2) Includes 300,000 Common Shares which Mr. Michael has the right to acquire within 60 days upon the exercise of incentive stock options granted pursuant to the 1988 Plan.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The law firm of Robinson, St. John & Wayne received legal fees from the Company for services rendered during the 1995 fiscal year. William P. Oberdorf, is a Partner in the firm of Robinson, St. John, & Wayne and is a member of the Board of Directors of the Company.

         R. Gale Rhodes, Jr., patent counsel to the firm of Evans, Osborne & Kreizman, patent counsel for the Company, received legal fees from the Company for services rendered during the 1995 fiscal year. Mr. Rhodes is a member of the Board of Directors of the Company.


                                     PART IV


ITEMS 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1)   Financial Statements

                         The response to this portion of Item 14 is submitted as a separate section of this Report Commencing on page F-1.

            (a)(2)   Inapplicable

            (a)(3)   List of Exhibits

                         The exhibits which are filed with this Report or which are incorporated herein by reference are set forth In Exhibits Index which appears at page 18 hereof.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                       By:   /s/ John H. Michael
                                          ---------------------------
                                             John H. Michael
                                             Chairman of the Board


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John H. Michael              Chairman of the Board,       December 28, 1995
------------------------------   Chief Executive Officer,
John H. Michael                  President, Treasurer and
                                 Secretary


/s/ R. Gale Rhodes, Jr.          Director                     December 28, 1995
------------------------------
R. Gale Rhodes, Jr.


/s/ William P. Oberdorf          Director                     December  28, 1995
------------------------------
William P. Oberdorf


            The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                                    EXHIBITS

 INCORPORATED DOCUMENTS                           SEC DOCUMENT OR EXHIBIT NO.
 ----------------------                           ---------------------------
 1.  Articles of the Corporation                  To be filed by amendment

 2.  Bylaws of the Corporation                    Filed Form S-1 October 7, 1983
                                                  File No. 2-86991

 3.  Proxy dated April 4, 1995                    Filed April 6, 1995

 4.  Report on Form 8-K dated May 15, 1995        Filed May 18, 1995
                                                  File No. 1-10128

 5.  Amended and Restated 1986 Employee's         Filed Form 10-K December 29, 1988
      Stock Option Plan of the Company            File No. 1-10128

 6.  1988 Employees Stock Option Plan of          Form 10-K filed December 29, 1988
      the Company                                 File No. 10128

 7.  1990 Employees Stock Option Plan of          Form 10-K filed December 24, 1990
      the Company                                 File No. 10128

 8.  Employment Agreement between                 Form 10-K
      John H. Michael and the Company             Filed December 24, 1990
      dated April 1, 1990                         File No. 1-10128

 9.  Addendum to Employment Agreement             Form 10-K filed December 19, 1992
      between John H. Michael and the Company     File No. 1-10128

 10. First Addendum to Employment Agreement       Form 10-K filed December 29, 1993
      with John H. Michael dated July 16, 1993    File No. 10128

 11. Further Modification of Mr. Michael's        Form 10-K filed December 28, 1994
       Employment Agreement dated August 1994     File No. 1-10128

 12. EBI Asset Sale Agreement                     Proxy filed April 6, 1995

 27. Financial Data Schedule                      Filed herewith

            All other schedules are omitted because they are not applicable or required information is shown in the financial statements or related notes thereto.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                      INDEX

                                                                  PAGE
Independent Auditors' Report .................................... F-2

Balance Sheets as of September 30, 1995 and 1994................. F-3

Statements of Operations for the Years Ended
  September 30, 1995, 1994 and 1993.............................. F-4

Statements of Changes in Stockholders' Equity for the
  Years Ended September 30, 1995, 1994 and 1993.................. F-5

Statements of Cash Flows for the Years Ended
  September 30, 1995, 1994 and 1993.............................. F-6

Notes to Financial Statements ................................... F-7 - F-12

Schedule VIII - Valuation and Qualifying Accounts................ F-13


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Personal Diagnostics, Incorporated

We have audited the financial statements of Personal Diagnostics, Incorporated as of September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for equity securities in 1995 and for income taxes in 1994.

                                                 WISS & COMPANY, LLP

Livingston, New Jersey
October 16, 1995

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                 BALANCE SHEETS

                                                              September 30,
                                                      ----------------------------
               ASSETS                                     1995            1994
                                                      ------------    ------------

CURRENT ASSETS:
    Cash and equivalents                              $  2,794,000    $  5,554,000
    U.S. Treasury Bills                                  4,963,000            --
    Marketable securities                                     --         1,030,000
    Current assets of discounted operations                148,000         730,000
    Other current assets                                    16,000         456,000
                                                      ------------    ------------
         Total Current Assets                         $  7,921,000       7,770,000

ASSETS OF DISCONTINUED OPERATIONS- NON CURRENT                --         4,968,000
                                                      ------------    ------------
                                                      $  7,921,000    $ 12,738,000
                                                      ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                  $     12,000    $       --
    Accrued payroll                                        143,000            --
    Current Liabilities of discontinued operations         150,000         915,000
    Other current liabilities                               70,000          70,000
                                                      ------------    ------------
         Total Current Liabilities                         375,000         985,000
                                                      ------------    ------------

LIABILITIES OF DISCONTINUED OPERATIONS -
         NON-CURRENT                                          --         3,104,000
                                                      ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized,
         25,000,000 shares; issued and outstanding,
         4,864,000 in 1995 and 199449,000                   49,000
    Capital in excess of par value                      13,316,000      13,316,000
    Accumulated deficit                                 (5,819,000)     (4,716,000)
                                                      ------------    ------------
         Total Stockholders' Equity                      7,546,000       8,649,000
                                                      ------------    ------------
                                                      $  7,921,000    $ 12,738,000
                                                      ============    ============


See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                             Year Ended September 30,
                                                   ----------------------------------------
                                                      1995           1994           1993
                                                   -----------    -----------    ----------
INCOME:
    Interest                                       $   317,000    $   181,000    $  118,000
    Trading gains (losses)                            (558,000)        34,000     1,150,000
                                                   -----------    -----------    ----------
                                                      (241,000)       215,000     1,268,000

EXPENSES:
    General and administrative                         125,000        120,000       120,000
                                                   -----------    -----------    ----------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                    (366,000)        95,000     1,148,000

PROVISION FOR INCOME TAXES (BENEFIT)                   (14,000)        26,000       459,000
                                                   -----------    -----------    ----------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                        (352,000)        69,000       689,000
                                                   -----------    -----------    ----------

INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS, NET OF TAXES:
        Income (loss) from operations                 (415,000)    (1,329,000)       45,000
        Loss on sale                                  (336,000)          --            --
                                                   -----------    -----------    ----------
                                                      (751,000)    (1,329,000)       45,000
                                                   -----------    -----------    ----------

NET INCOME (LOSS)                                  $(1,103,000)   $(1,260,000)   $  734,000
                                                   ===========    ===========    ==========

NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING:
        Income (loss) from continuing operations   $      (.07)   $       .01    $      .14
        Discontinued operations                           (.09)          (.27)          .01
        Loss on sale                                      (.07)          --            --
                                                   -----------    -----------    ----------

        Net income (loss)                          $      (.23)   $      (.26)   $      .15
                                                   ===========    ===========    ==========

AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING             4,864,000      4,864,000     4,941,000
                                                   ===========    ===========    ==========


See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                       Capital in
                                    Common Stock       Excess of    Accumulated
                                --------------------
                                  Shares   Par Value   Par Value      Deficit
                                ---------   -------   -----------   -----------
BALANCES, SEPTEMBER 30, 1992    4,564,000   $46,000   $12,877,000   $(4,190,000)

EXERCISE OF STOCK OPTIONS         300,000     3,000       439,000          --

NET INCOME                           --        --            --         734,000
                                ---------   -------   -----------   -----------

BALANCES, SEPTEMBER 30, 1993    4,864,000    49,000    13,316,000    (3,456,000)

NET LOSS                             --        --            --      (1,260,000)
                                ---------   -------   -----------   -----------

BALANCES, SEPTEMBER 30, 1994    4,864,000    49,000    13,316,000    (4,716,000)

NET LOSS                             --        --            --      (1,103,000)
                                ---------   -------   -----------   -----------

BALANCES, SEPTEMBER 30, 1995    4,864,000   $49,000   $13,316,000   $(5,819,000)
                                =========   =======   ===========   ===========


See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended September 30,
                                                        -----------------------------------------
                                                           1995           1994            1993
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                   $(1,103,000)   $(1,260,000)   $   734,000
    Adjustments to reconcile net income (loss) to
      net cash flow from operating activities:
        Depreciation and amortization                       302,000        657,000        576,000
        Deferred income taxes (benefit)                        --          (80,000)        80,000
        Provision for losses on accounts receivable            --            3,000           --
        Loss (gain) on disposal of property
          and equipment                                     (19,000)      (122,000)       437,000
        Loss on sale of discontinued operations             336,000           --             --
        Gain on investments                                    --          (34,000)    (1,150,000)
        Changes in assets and liabilities:
          Trading securities                             (3,933,000)          --             --
          Accounts receivable - net                         392,000        904,000        828,000
          Inventories                                       (70,000)       363,000      1,374,000
          Accounts payable and accrued liabilities         (168,000)    (1,478,000)       317,000
          Other current assets                              558,000       (115,000)       (92,000)
                                                        -----------    -----------    -----------
             Net cash flows from operating activities    (3,705,000)    (1,162,000)     3,104,000
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                 --         (168,000)    (3,589,000)
    Proceeds from disposal of property
      and equipment                                          29,000        307,000         29,000
    Net proceeds from sale of discontinued operations     4,562,000           --             --
    Purchases of marketable securities                         --       (4,723,000)      (856,000)
    Proceeds from the sale of marketable securities            --        4,012,000      5,242,000
    Other current assets                                       --         (250,000)       388,000
                                                        -----------    -----------    -----------
         Net cash flows from investing activities         4,591,000       (822,000)     1,214,000
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                    --             --          442,000
    Proceeds from borrowings                                   --          670,000      2,250,000
    Principal payments on borrowings                     (2,451,000)      (198,000)      (270,000)
    Principal payments for equipment notes
      payable and capital lease obligations              (1,195,000)      (572,000)      (490,000)
                                                        -----------    -----------    -----------
       Net cash flows from financing activities          (3,646,000)      (100,000)     1,932,000
                                                        -----------    -----------    -----------

INCREASE (DECREASE) IN CASH
      AND EQUIVALENTS                                    (2,760,000)    (2,084,000)     6,250,000

CASH AND EQUIVALENTS,
      BEGINNING OF YEAR                                   5,554,000      7,638,000      1,388,000
                                                        -----------    -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR                       $ 2,794,000    $ 5,554,000    $ 7,638 000
                                                        ===========    ===========    ===========


See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INVESTMENTS - Effective October 1, 1994, the Company adopted statement of financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments In Debt and Equity Securities." This standard requires that investments generally be classified in one of three categories. Certain debt securities will be reported at amortized cost. Other debt and equity securities will be reported at fair value with unrealized gains and losses included in earnings in the case of trading securities or reported in a separate component of stockholders' equity in the case of available-for-sale securities. The Company considers its investments as trading securities. The effect of initially applying SFAS 115 is to be reported as a change in accounting principle at the time of adoption. There was no effect upon adoption of SFAS 115.

      The Company periodically enters into futures contracts for commodities or stock indexes. The Company considers these investments to be trading securities.

      INCOME TAXES - Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS supersedes SFAS 96 "Accounting for Income Taxes" which the Company had adopted effective October 1, 1987, and amends other pronouncements. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS 109 on a prospective basis and as permitted under the new rule, prior years' financial statements have not been restated. There was no cumulative effect of adopting this Statement as of October 1, 1993.

      NET INCOME (LOSS) PER SHARE OF COMMON STOCK - Net income (loss) per share of common stock is based on the weighted average number of common shares and common share equivalents outstanding during each year when the effect is not anti-dilutive. Common share equivalents consist of outstanding options and warrants using the treasury stock method.

      CONCENTRATION OF CREDIT AND OFF-BALANCE-SHEET RISK - Financial instruments that are potentially subject to credit risk consist of cash equivalents and trading securities. Cash equivalents and principally all trading securities are placed with financial institutions.

NOTE 2 - DISCONTINUED OPERATIONS:

      On May 15, 1995 the Company completed the sale of certain assets to EBI Medical Systems, Inc., a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building and improvements comprising the Company's executive offices and manufacturing facility located in Parsippany, New

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

      Jersey, (ii) all the Company's manufacturing equipment and machinery, and
      (iii) certain office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

      The sale resulted in a pre-tax loss of $336,000, which included both a loss on the sale of assets and accruals for other estimated costs to be incurred in connection with the sale. The results of the Company's manufacturing operations have been reported separately as a component of discontinued operations in the Statements of Operations. Prior year Statements of Operations have been restated to present the Company's manufacturing operations as a discontinued operation Summary operating results of the manufacturing operations for each of the three fiscal years ended September 30, 1995 follow:

                                          1995           1994            1993
                                       -----------    -----------    ------------
Net sales                              $ 1,907,000    $ 6,278,000    $ 15,160,000
Loss before income taxes                  (415,000)    (1,566,000)       (123,000)
Provision (benefit) for income areas          --         (237,000)       (168,000)
Net income (loss)                         (415,000)    (1,329,000)         45,000

Net assets sold have been separately classified in the accompanying balance sheet at September 30, 1994

Assets and liabilities of discontinued operations are comprised of the following:

                                                                   September 30,
                                                             -----------------------
CURRENT ASSETS                                                  1995         1994
                                                             ----------   ----------
    Accounts receivable, less allowance for doubtful
      accounts of $50,000 in 1995 and 1994                   $  148,000   $  540,000
    Inventories, at lower of cost (first-in, first-out) or
      market                                                       --        141,000
    Other                                                          --         49,000
                                                             ----------   ----------
                                                             $  148,000   $  730,000
                                                             ==========   ==========

NONCURRENT ASSETS:
    Property, plant and equipment, at cost less
      accumulated depreciation of $2,544,000                              $4,895,000
    Other                                                                     73,000
                                                                          ----------
                                                                          $4,968,000
                                                                          ==========

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    221,000
    Current portion of long-term debt                                        592,000
    Other liabilities                                        $  150,000      102,000
                                                             ----------   ----------
                                                             $  150,000   $  915,000
                                                             ==========   ==========
NONCURRENT LIABILITIES - LONG-TERM DEBT                                   $3,104,000
                                                                          ==========

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS:

    At September 30, 1995, the Company's investments consisted of U.S. Treasury Bills purchased with maturities of more than three months. At September 30, 1994, marketable equity securities which had a cost of $1,097,000 were carried at a market value of $1,030,000. To reduce the carrying amount of the marketable securities to market value, the Company recorded a valuation allowance of $67,000 with a corresponding charge to income.

    For the year ended September 30, 1995, the Company included a credit to earnings of $67,000 representing the change in the net unrealized holding loss on its trading securities. No valuation allowance was recorded in 1993.

NOTE 4 - INCOME TAXES:

    The provision (benefit) for income taxes for continuing operations consists of the following:

                                                  Year Ended September 30,
                                            ------------------------------------
                                              1995          1994          1993
                                            --------       -------      --------
Current:
  Federal                                   $(14,000)      $17,000      $356,000
  State                                         --           9,000       103,000
                                            --------       -------      --------
Income tax provision (benefit)              $(14,000)      $26,000      $459,000
                                            ========       =======      ========


    Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                            September 30,
                                                     --------------------------
                                                       1995              1994
                                                     ---------        ---------
Deferred tax assets:
  Tax credit carryforwards                           $ 293,000        $ 300,000
  Net operating loss carryforwards                     453,000          400,000
  Other items                                           57,000           75,000
Deferred tax liabilities -
  Depreciation                                            --           (270,000)
                                                     ---------        ---------
                                                       803,000          505,000
Valuation allowance                                   (803,000)        (505,000)
                                                     ---------        ---------

Net liability                                        $    --          $    --
                                                     =========        =========


    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

    losses, that a full valuation allowance is appropriate at September 30, 1995. During 1995 the valuation allowance increased $298,000.

    A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) from continuing operations before income taxes is as follows:

                                                   Year Ended September 30,
                                             -----------------------------------
                                                1995        1994          1993
                                             ---------     --------     --------
Computed tax at federal
  statutory rate                              (124,000)    $ 32,000     $390,000

State income taxes, net of federal
  income tax benefit                              --         (6,000)      69,000

Net operating loss and tax credit
  limitations                                  110,000         --           --
                                             ---------     --------     --------

Provision (benefit) for income
  taxes                                      $ (14,000)    $ 26,000     $459,000
                                             =========     ========     ========


    At September 30, 1995, the Company had net operating loss carryforwards of approximately $1,150,000 for regular tax purposes and $1,500,000 for alternative minimum tax (AMT) which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000, investment tax credits of approximately $52,000 and AMT credits of approximately $73,000 which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, in 2009. The research and development and investment tax credits expire, if not used, over the period 1999-2002 and the AMT credits are available for an indefinite period.

NOTE 5 - COMMITMENTS:

    EMPLOYMENT CONTRACT - At September 30, 1995, the Company had an employment contract with an officer which calls for aggregate annual salary of not less than $135,000 until March 31, 1996.

NOTE 6 - STOCK OPTIONS AND WARRANTS:

    Stock Options - Under the Company's 1986 and 1988 Stock Option Plans, options may be granted to employees at prices not less than the fair market value at the dates of grant. The price shall be 110 percent of the fair market value when the option is granted to an employee who owned more than ten percent of the Company's common stock at the date of grant. The Plans authorize the granting of either "incentive stock options", as defined in
    Section 422A of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire shares of the Company's common stock.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

    The term of each option is ten years from the date of grant thereof or such shorter term as may be provided in the stock option agreements. However, in the case of an incentive stock option granted to an employee who, immediately before the incentive stock option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the incentive stock option shall be five years from the date of grant thereof or such shorter time as may be provided in the stock option agreements. During September 1990 the Board of Directors adopted the 1990 Stock Option Plan. Terms of the 1990 Plan are the same as the prior year Plans, except that the exercise price of non-qualified options shall be determined at the discretion of the Board of Directors.

    The Company has made no charge to income in connection with the grant of options under any plan.

    Maximum shares subject to options and plan termination dates are as follows:

                         Maximum Shares
                Plan   Subject to Options   Year of Termination
                ----   ------------------   -------------------
                1986        150,000                 1996
                1988        450,000                 1998
                1990        300,000                 2000
                            -------
                            900,000
                            =======

    Changes in the Company's stock option plans were as follows:

                                                    Number of Shares
                                           ------------------------------------
                                             1995        1994            1993
                                           --------     --------     ----------
Outstanding at October 1
  ($1.41-$2.00 per share)                   344,000      542,000      1,042,000
Granted ($.70 per share)                       --        300,000           --
Exercised ($1.41-$1.60 per share)              --           --         (300,000)
Canceled ($.70-$2.00 per share)             (44,000)    (498,000)      (200,000)
                                           --------     --------     ----------

Outstanding at September 30,
  ($.70-$2.00 per share)                    300,000      344,000        542,000
                                           ========     ========     ==========


    At September 30, 1995, options were exercisable to purchase 200,000 shares of common stock.

NOTE 7 - EMPLOYEE BENEFIT PLAN:

    The Company has a 401(k) savings/retirement plan for all of its eligible employees. The plan allows for employee contributions to be matched by the Company on a pro-rata basis. Contributions made

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

    by the Company for fiscal 1995, 1994 and 1993 amounted to $11,000, $37,000 and $58,000, respectively.

NOTE 8 - STATEMENTS OF CASH FLOWS:

                                                    Fiscal Years Ended in
                                          --------------------------------------
                                             1995           1994          1993
                                          -----------    -----------    --------
Supplemental disclosure of
  cash flows information -
  interest paid                           $   210,000    $   346,000    $215,000
                                          ===========    ===========    ========

Income taxes paid (refunded)              $  (126,000)   $   (97,000)   $480,000
                                          ===========    ===========    ========

Supplemental schedule of non-
  cash investing and financing
  activities:
    Equipment purchased under
      equipment notes payable
      and capital leases                  $      --      $      --      $353,000
                                          ===========    ===========    ========


NOTE 9 - RELATED PARTY TRANSACTIONS:

    The Company has incurred legal fees from law firms of which a partner is on the Company's board of directors. The Company also has incurred legal fees from another member of its board of directors. The total of these fees was $107,000, $22,000 and $93,000 for 1995, 1994 and 1993, respectively.

                                                                   Schedule VIII

                       PERSONAL DIAGNOSTICS, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                                                            Deductions
                                                     ------------------------

                    Balance at      Additions          Written                  Balance
                    Beginning    Charged to Costs    Off Against    Reversed     at End
                     of Year       and Expenses      the Reserve    to Income   of Year
                     -------       ------------      -----------    ---------   -------
ALLOWANCE FOR
DOUBTFUL
ACCOUNTS:

1995                 $ 50,000        $  --             $              $ --      $ 50,000
                     ========        ========          ========       =====     ========

1994                 $ 50,000        $ 3,000           $ 3,000        $ --      $ 50,000
                     ========        ========          ========       =====     ========

1993                 $ 50,000        $  --             $  --          $ --      $ 50,000
                     ========        ========          ========       =====     ========

                                                                   EXHIBIT 11(a)

                       PERSONAL DIAGNOSTICS, INCORPORATED

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                       September 30
                                         -----------------------------------------
                                             1995          1994            1993
                                         -----------    -----------    -----------
A.  Net Income (loss)                    $(1,103,000)   $(1,260,000)   $   734,000
                                         ===========    ===========    ===========
B.  Average shares of common stock
     and equivalents outstanding         $ 4,864,000      4,864,000      4,941,000
                                         ===========    ===========    ===========
Earnings (loss) per common share
outstanding                              $      (.23)   $      (.26)   $       .15
                                         ===========    ===========    ===========
Computation of earnings per share
assuming conversation of dilutive
stock options and warrants:

Average shares outstanding                 4,864,000      4,864,000      4,710,000
Average shares under dilutive options
    and warrants                                --             --          842,000
      Less:  Number of shares of
          treasury stock that could be
          purchased assuming that the
          proceeds from sales of
          unexercised options and
          warrants were invested in
          treasury stock                        --             --         (611,000)
                                         -----------    -----------    -----------
C.  Adjusted average shares                4,864,000      4,864,000      4,941,000
                                         ===========    ===========    ===========