Form 10-Q
period 1995-12-31
PERSONAL DIAGNOSTICS INC
filed 1996-02-13
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,1995
                               ----------------
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number 0-10128
                       -------

                       PERSONAL DIAGNOSTICS, INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                                        22-2325136
                  ----------                                        ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
               or organization)

        P.O. Box 5310, Parsippany, NJ                                  07054
        -----------------------------                                  -----
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

Yes X No
   ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at February 7, 1996
            -----                                -------------------------------
Common Stock, $.01 par value                                4,864,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

         Index                                                                    Page No.
         -----                                                                    --------
Part I   Financial Information

         Item 1. Financial Statements:

         Balance Sheets - December 31,1995 and September 30,1995                      3

         Statements of Operations - For the Three Months Ended December 31,
         1995 and 1994                                                                4

         Statements of Cash Flows - For the Three Months Ended December 31,
         1995 and 1994                                                                5

         Notes to Financial Statements                                                6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            8

Part II  Other Information
         Item 6.  Exhibits and Reports on Form 8-K                                   10

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                          December 31,    September 30,
                                                              1995            1995
                                                          ------------    ------------
                                                           (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and equivalents                                      $  7,940,000    $  2,794,000
         U.S. Treasury Bills                                      --         4,963,000
         Current assets of discontinued operations              35,000         148,000
         Other current assets                                   16,000          16,000
                                                          ------------    ------------
                  Total Current Assets                       7,991,000       7,921,000
                                                          ------------    ------------
TOTAL ASSETS                                              $  7,991,000    $  7,921,000
                                                          ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                 $     15,000    $     12,000
         Accrued payroll                                       187,000         143,000
         Current liabilities of discontinued operations        200,000         150,000
         Other current liabilities                             105,000          70,000
                                                          ------------    ------------
                  Total Current Liabilities                    507,000         375,000
                                                          ------------    ------------
STOCKHOLDERS' EQUITY:
         Common Stock, $.01 par value; authorized,
         25,000,000 shares; issued and outstanding,
         4,864,000 shares                                       49,000          49,000
         Capital in excess of par value                     13,316,000      13,316,000
         Accumulated deficit                                (5,881,000)     (5,819,000)
                                                          ------------    ------------
                  Total Stockholders' Equity                 7,484,000       7,546,000
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  7,991,000    $  7,921,000
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                  -----------------------------
                                                     1995              1994
                                                  -----------       -----------
INCOME:
         Interest                                 $   110,000       $    65,000
         Trading gains (losses)                          --             (48,000)
                                                  -----------       -----------
                                                      110,000            17,000
                                                  -----------       -----------
EXPENSES:
         General and administrative                   122,000            31,000
                                                  -----------       -----------
LOSS FROM CONTINUING OPERATIONS                       (12,000)          (14,000)
                                                  -----------       -----------
LOSS FROM DISCONTINUED
OPERATIONS, NET OF TAXES:

         Loss from operations                         (50,000)         (283,000)
         Loss on sale                                    --                --
                                                  -----------       -----------
                                                      (50,000)         (283,000)
                                                  -----------       -----------
NET LOSS                                          $   (62,000)      $  (297,000)
                                                  ===========       ===========
NET LOSS PER COMMON
SHARES OUTSTANDING:
         Continuing operations                    $      --         $      --
         Discontinued operations                        (0.01)            (0.06)
         Loss on sale                                    --                --
                                                  -----------       -----------
         Net loss                                 $     (0.01)      $     (0.06)
                                                  ===========       ===========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  4,864,000         4,864,000
                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                      December 31,
                                                               --------------------------
                                                                   1995           1994
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                              $   (62,000)   $  (297,000)
         Adjustments to reconcile net loss to net
           cash flows from operating activities:
         Depreciation and amortization                                --          152,000
         Provision (benefit) for loss on accounts receivable       (30,000)          --
         Loss (gain) on disposal of property and equipment            --          (17,000)
         Loss on sale of discontinued operations                      --             --
         Changes in assets and liabilities:
           Trading securities                                    4,963,000        204,000
           Receivables - net                                       143,000        223,000
           Inventories                                                --           66,000
           Accounts payable and accrued liabilities                132,000        (47,000)
           Prepaid expenses and noncurrent assets                     --           30,000
                                                               -----------    -----------
             Net cash flows from operating activities            5,146,000        314,000
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and equipment                          --             --
         Proceeds from disposal of property and equipment             --           21,000
                                                               -----------    -----------
            Net cash flows from investing activities                  --           21,000
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on borrowings                             --          (14,000)
         Principal payments under equipment notes
            payable and capital lease obligations                     --         (165,000)
                                                               -----------    -----------
               Net cash flows from financing activities               --         (179,000)
                                                               -----------    -----------
INCREASE IN CASH AND EQUIVALENTS                                 5,146,000        156,000
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        2,794,000      5,554,000
                                                               -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD                            $ 7,940,000    $ 5,710,000
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operation for interim periods are not necessarily indicative of the operating results for the full year. See footnote 2 regarding "Discontinued Operations".

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

         As a result of the sale, the financial results of the Company's manufacturing operation have been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. "Current liabilities of discontinued operations" includes operating expenses to be incurred. In the current quarter the Company incurred a loss of $50,000 from discontinued operations. This loss was attributable to an increase in estimated future product liability insurance costs.

3.       TRADING SECURITIES

         Effective October 1, 1994, the Company adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company considers its securities to be classified as trading securities as defined in the accounting standard. For the three months ending December 31, 1995, there was no charge or credit to earnings. In the prior year three month period the Company included a charge to earnings of $146,000 representing the change in the net unrealized holding loss on its trading securities. This statement requires that cash flow activities for trading securities be presented as operating activities.

         Since it is the intention of the Company to acquire, develop or enter an operating business, the Company presently intends to limit its trading and investment positions to no more than approximately one quarter of its assets. At December 31, 1995 over 90% of the Company's total assets and 100% of the Company's net worth were in the form of U.S. Government Treasury Bills. The Company had no trading or investment positions.

4.       STATEMENT OF CASH FLOWS

                                                                                Three Months Ended
                                                                                    December 31,
                                                                                    ------------
                                                                           1995                     1994
                                                                           ----                     ----
Supplemental disclosure of cash flows information-
Interest paid                                                              $-0-                    $74,000
                                                                           ====                    =======
Income taxes paid/(refunded)                                               $-0-                    $   -0-
                                                                           ====                    =======

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At December 31, 1995, the Company had a cash and Treasury Bill balance of $7,940,000 which represents a $183,000 increase from the $7,757,000 balance at September 30, 1995. This $183,000 increase results entirely from cash flow from operations of $183,000 which represents the result of a net loss of $62,000 combined with the benefit of the reduction in a bad debt reserve of $30,000 offset by changes in operating assets and liabilities of $275,000. The Company's working capital position at December 31, 1995 was $7,484,000 as compared to a September 30,1995 balance of $7,546,000.

         Since the Company has ceased manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash and Treasury Bill balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

         The Company presently intends to acquire, develop or enter an operating business. Management is engaged in an active, general review of acquisition possibilities and business opportunities. Management will, of course, proceed with deliberation and prudence.

         The focus of the Company will be on entering into an operating business. Therefore, the Company presently intends to limit its trading and investment activities to no more than one quarter of its total assets. At December 31, 1995 over 90% of the Company's assets and 100% of the Company's net worth were in the form of U.S. Government Treasury Bills. The Company had no other investment or trading positions.

Results of Operations

Three Months Ended December 31,1995

         As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Loss from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $12,000 loss from continuing operations in the current three month period versus a loss of $14,000 in the prior year period. Interest income increased $45,000 to $110,000 due to more invested funds. The Company had no investment positions in the current three month period and as such had no trading gains or losses versus a trading loss of $48,000 in the prior year period. General and administrative expenses increased by $91,000 to $122,000 due to increased insurance, relocation costs and professional fees resulting from the Company's sale of its manufacturing operation.

         During the current three month period the Company did not record an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused loss carryback available.

Discontinued Operations

         In the current quarter the Company incurred a loss of $50,000 from discontinued operations. This loss was attributable to an increase in estimated future product liability insurance costs. In the prior year period, the Company incurred a $283,000 loss from discontinued operations. Net sales in the prior year period were $740,000. See Note 2 to the financial statements for a discussion of the sale of the Company's manufacturing operation.

                       PERSONAL DIAGNOSTICS, INCORPORATED

PART 11           Other Information

Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERSONAL DIAGNOSTICS, INCORPORATED

                                        Registrant


Date: February 7, 1996                  By:    /s/ John H. Michael
                                           -----------------------------------
                                             John H. Michael, Chairman
                                             (on behalf of the registrant)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule