Form 10-Q
period 1996-03-31
PERSONAL DIAGNOSTICS INC
filed 1996-05-15
CIK 351935

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                New Jersey                             22-2325136
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

      P.O. Box 5310, Parsippany, NJ                      07054
(Address of principal executive offices)               (Zip Code)

             (201) 952-9000
     (Registrant's telephone number,
          including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at May 10, 1996
  Common Stock, $.01 par value                             4,864,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

     INDEX                                                                          PAGE NO.
     -----                                                                          --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Balance Sheets - March 31, 1996 and September 30, 1995......................  3

         Statements of Operations - For the Three and Six Months ended
         March 31, 1996 and 1995.....................................................  4

         Statements of Cash Flows - For the Six Months Ended
         March 31, 1996 and 1995.....................................................  5

         Notes to Financial Statements...............................................  6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................  8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................................... 11

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                     March, 31     September 30,
                                                                       1996           1995
                                                                   -----------     -----------
                                                                   (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
   Cash and equivalents (including three month Treasury Bills)     $ 7,754,000     $ 2,794,000
   U.S. Treasury Bills (over three months maturity)                       --         4,963,000
   Current assets of discontinued operations                              --           148,000
   Other current assets                                                 18,000          16,000
                                                                   -----------     -----------
      Total Current Assets                                           7,772,000       7,921,000
                                                                   -----------     -----------
TOTAL ASSETS                                                       $ 7,772,000     $ 7,921,000
                                                                   ===========     ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $    12,000     $    12,000
   Accrued payroll                                                      20,000         143,000
   Current liabilities of discontinued operations                      200,000         150,000
   Other current liabilities                                            85,000          70,000
                                                                   -----------     -----------
      Total Current Liabilities                                        317,000         375,000
                                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value: authorized,
25,000,000 shares; issued and outstanding,                              49,000          49,000
4,864,000 shares                                                    13,316,000      13,316,000
Capital in excess of par value                                      (5,910,000)     (5,819,000)
                                                                   -----------     -----------
Accumulated deficit                                                  7,455,000       7,546,000
                                                                   -----------     -----------
      Total Stockholders' Equity                                   $ 7,772,000     $ 7,921,000
                                                                   ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended              Six Months Ended
                                                          March 31,                      March 31,
                                               ---------------------------     ---------------------------
                                                   1996            1995            1996           1995
                                               -----------     -----------     -----------     -----------
INCOME:
   Interest                                    $    87,000     $    65,000     $   197,000     $   130,000
   Trading gains (losses)                          (47,000)       (293,000)        (47,000)       (340,000)
                                               -----------     -----------     -----------     -----------
                                                    40,000        (228,000)        150,000        (210,000)
                                               -----------     -----------     -----------     -----------
EXPENSES:
   General and administrative                       69,000          30,000         191,000          61,000
                                               -----------     -----------     -----------     -----------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                              (29,000)       (258,000)        (41,000)       (271,000)
                                               -----------     -----------     -----------     -----------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES:
   Income (loss) from operations                      --          (252,000)        (50,000)       (535,000)
   Gain (loss) on sale                                --          (430,000)           --          (430,000)
                                               -----------     -----------     -----------     -----------
                                                      --          (682,000)        (50,000)       (965,000)
                                               -----------     -----------     -----------     -----------
                                                                                               $(1,236,000)
                                                                                               ===========
NET INCOME (LOSS)                              $   (29,000)    $  (940,000)    $   (91,000)
                                               ===========     ===========     ===========
NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING:
   Income (loss) from continuing operations    $     (0.01)    $     (0.05)    $     (0.01)    $     (0.05)
   Discontinued operations                            --             (0.14)          (0.01)          (0.20)
                                               -----------     -----------     -----------     -----------
   Net income (loss)                           $     (0.01)    $     (0.19)    $     (0.02)    $     (0.25)
                                               ===========     ===========     ===========     ===========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               4,864,000       4,864,000       4,864,000       4,864,000
                                               ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                           1996            1995
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (91,000)    $(1,236,000)
Adjustments to reconcile net loss to
   net cash flows from operating activities:
Depreciation and amortization                                 --           302,000
Provision (benefit) for loss on accounts receivable        (50,000)         50,000
Write-down of property and equipment                          --           182,000
Loss (gain) on disposal of property and equipment             --           (17,000)
Changes in assets and liabilities
   Trading securities                                    4,963,000        (120,000)
   Receivables-net                                         198,000         132,000
   Inventories                                                --            16,000
   Accounts payable and accrued liabilities                (58,000)        182,000
   Deposit on sale of assets                                  --           500,000
   Prepaid expenses and noncurrent assets                   (2,000)        211,000
                                                       -----------     -----------
       Net cash flows from operating activities          4,960,000         202,000
                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        --              --
   Proceeds from disposal of property and equipment           --            21,000
                                                       -----------     -----------
       Net cash flows from investing activities               --            21,000
                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                           --           (28,000)
   Principal payments under equipment notes
      payable and capital lease obligations                   --        (1,189,000)
                                                       -----------     -----------
       Net cash flows from financing activities               --        (1,217,000
                                                       -----------     -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS              4,960,000        (994,000)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                2,794,000       5,554,000
                                                       -----------     -----------
CASH AND EQUIPMENTS, END OF PERIOD                     $ 7,754,000     $ 4,560,000
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

2.   DISCONTINUED OPERATIONS

     On May 15, 1995 the Company completed the sale of certain assets to EBI Medical Systems, Inc. ("EBI"), a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building and improvements comprising the Company's executive offices and manufacturing facility located at 3 Entin Road, Parsippany, New Jersey (the "Premises"), (ii) all the Company's manufacturing equipment and machinery, and (iii) certain office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

     As a result of the sale, the financial results of the Company's manufacturing operation have been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. "Current liabilities of discontinued operations" includes operating expenses to be incurred.

3.   TRADING SECURITIES

     Effective October 1, 1994, the Company adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company considers its securities to be classified as trading securities as defined in the accounting standard. For the six months ending March 31, 1996, there was no charge or credit to earnings representing the change in the net unrealized holding loss on its trading securities. In the prior year six month period the Company included a charge to earnings of $26,000 representing the change in the net unrealized holding loss on its trading securities.

     At March 31, 1996, the Company had open short positions for five Standard & Poor's 500 index contracts expiring in June 1996. The Company had a potential market risk exposure of approximately $17,000 for each 1% increase in the Standard & Poor's 500 index.

     The focus of the Company's activities is on entering an operating business and the Company presently intends to limit its trading and investment positions to no more than approximately one quarter of its total assets. At March 31, 1996 over 90% of the Company's total assets were in the form of U.S. Government Treasury Bills.

4.   STATEMENT OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                   -----------------------------------
                                                                                     1996                       1995
                                                                                   --------                  ---------
Supplemental disclosure of cash flows information-Interest paid                     $  -0-                    $187,000
                                                                                   --------                  ---------
Income taxes paid/(refunded)                                                       ($15,000)                 ($126,000)
                                                                                   --------                  ---------

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     At March 31, 1996, the Company had a cash and Treasury Bill balance of $7,754,000 which represents a $3,000 decrease from the $7,757,000 balance at September 30, 1995. This $3,000 decrease results entirely from cash flow from operations which represents the result of a net loss of $91,000 combined with the benefit of the reduction in a bad debt reserve of $50,000 offset by changes in operating assets and liabilities of $138,000. The Company's working capital position at March 31, 1996 was $7,455,000 as compared to a September 30, 1995 balance of $7,546,000.

     Since the Company has ceased manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash and Treasury Bill balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

     Management has considered many alternatives to resume active operations. It has taken into account the risk of possible opportunities as well as their potential rewards. Two possible acquisitions in the Company's former primary business (precision machinery of medical implants) were evaluated in detail and rejected for a variety of reasons including potential long-term profitability and competitive position. Management has also invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. These proposals included media operations (small market television stations), a data search system and several other proposals and suggestions presented by investment professionals, the Company's advisors and others. After much thought and deliberation, the Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

     On April 17, 1996 the Company entered into a contract to purchase the stately residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington D.C. adjacent to Rock Creek Park. The net purchase price of this property will be approximately $857,000 plus closing costs and the transaction is expected to close June 7, 1996. Subsequently, the Company will spend between $300,000 and $600,000 in improvements. The exact scope of the improvements will be determined when the resale market price category is more precisely identified. A study to determine this targeted resale category is in progress. The Company has retained the highly regarded architectural firm of Rixey & Rixey to coordinate the development activities related to the Property. Upon completion of the anticipated improvements the Company will aggressively market the property. Management wishes to note that Karen Michael, wife of Company President John Michael, acted as agent for the buyer in this transaction. In order to make the net purchase price to the Company more attractive, Mrs. Michael canceled her potential fee of approximately $18,000. This action effectively reduced the stated contract purchase price of the property from $875,000 to $857,000. Future transactions may be handled in a different fashion.

     Additionally, the Company is considering development opportunities both in the Washington D.C. area and Florida. The Company expects to derive significant revenue during the coming year from these activities. The Company may make offers on other substantial properties where it believes its general business expertise and financial flexibility will enable it to profit.

     The focus of the Company's activities will be operational. Therefore, the Company presently intends to limit its trading and investment activities to no more than one quarter of its total assets. At March 31, 1996 more than 90% of the Company's total assets were held in the form of U.S. Government Treasury Bills.

     Mr. William Oberdorf, who served on the Board of Directors of the Company for many years, retired effective May 2, 1996. At a meeting of the Board on May 1, 1996 the Directors thanked Mr. Oberdorf for his tireless efforts on the Company's behalf over the years and expressed appreciation for his work and advice. The Board unanimously elected Dr. Alfonso Espinosa to the Board of Directors effective May 2, 1996 to replace Mr. Oberdorf. Dr. Espinosa is a former Peruvian diplomat who served as the Cultural Minister of Peru to the United States for many years and retired from the Peruvian Foreign Ministry with the rank of Ambassador. Dr. Espinosa is also a highly respected, retired faculty member of Georgetown University in Washington, D.C.

Results of Operations

Three Months Ended March 31, 1996

     As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Income (Loss) from Continuing Operations

     Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $29,000 loss from continuing operations in the current three month period versus a loss of $258,000 in the prior year period. Interest income increased $22,000 to $87,000 due to more invested funds. During the current quarter the Company experienced a trading loss of $47,000 on Standard & Poor's 500 index contracts versus a loss of $293,000 in the comparable prior year quarter. The trading losses of $293,000 incurred by the Company for the three month period ending March 31, 1995 includes a loss of $398,000 attributable to 20 Standard & Poor's 500 index contracts partially offset by $105,000 of other trading gains. General and administrative expenses of $69,000 were $39,000 higher than the prior year period of $30,000 due mainly to higher payroll costs.

     During the current year the Company has not recorded an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the current quarter, the Company experienced no activity from discontinued operations versus a loss of $682,000 in the prior year quarter. The loss of $682,000 in the prior year quarter included a loss on the sale of the Company's manufacturing operations of $430,000. See note 2 for a further discussion of the sale.

Result of Operations

Six Months Ended March 31, 1996

Income (Loss) from Continuing Operations

     Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $41,000 loss from continuing operations in the current six month period versus a loss of $271,000 in the prior year period. Interest income increased $67,000 to $197,000 due to more invested funds. During the current six month period the Company experienced a trading loss of $47,000 on Standard & Poor's 500 index contracts versus a loss of $340,000 in the comparable prior year period. The trading losses of $340,000 incurred by the Company for the six month period ending March 31, 1995 included a loss of $398,000 attributable to 20 Standard & Poor's 500 index contracts partially offset by $58,000 of other trading gains. General and administrative expenses of $191,000 were $130,000 higher than the prior year period of $61,000 due mainly to higher payroll costs and increased insurance, relocation costs, and professional fees resulting from the Company's sale of its manufacturing operation.

     During the current period the Company has not recorded an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

     During the current six month period, the Company experienced a loss of $50,000 from discontinued operations due to an increase in estimated future product liability insurance costs versus a loss of $965,000 in the prior year period. The loss of $965,000 in the prior year period included a loss on the sale of the Company's manufacturing operations of $430,000. See note 2 for a further discussion of the sale.

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

                                        PERSONAL DIAGNOSTICS, INCORPORATED

                                        Registrant

                                        By:     /s/ John H. Michael
                                             --------------------------
                                             John H. Michael, Chairman
                                           (on behalf of the registrant)

Date:  May 10, 1996

           EXHIBIT INDEX


Exhibit No.           Description
- ----------            -----------

    27          Financial Data Schedule