Form 10-Q
period 1996-06-30
PERSONAL DIAGNOSTICS INC
filed 1996-07-25
CIK 351935

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

         New Jersey                                       22-2325136
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
         or organization)                                     No.)

P.O. Box 5310, Parsippany, NJ                               07054
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

Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at July 17, 1996
 Common Stock, $.01 par value                           4,864,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

         INDEX                                                                                                   PAGE NO.
         -----                                                                                                   --------
PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements:

            Balance Sheets - June 30, 1996 and September 30, 1995...............................................  3

            Statements of Operations - For the Three and Nine Months ended

            June 30, 1996 and 1995..............................................................................  4

            Statements of Cash Flows - For the Nine Months Ended

            June 30, 1996 and 1995..............................................................................  5

            Notes to Financial Statements.......................................................................  6

            Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations.................................................................  8

PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K........................................................... 11

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                             June, 30           September 30,
                                                                               1996                 1995
                                                                           ------------        --------------
                                                                           (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
         Cash and equivalents (including three month Treasury Bills)       $  6,885,000        $  2,794,000
         U.S. Treasury Bills (over three months maturity)                          --             4,963,000
         Property held for development and sale                                 867,000                --
         Current assets of discontinued operations                                 --               148,000
         Other current assets                                                     5,000              16,000
                                                                           ------------        ------------
                  Total Current Assets                                        7,757,000           7,921,000
                                                                           ------------        ------------
TOTAL ASSETS                                                               $  7,757,000        $  7,921,000
                                                                           ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable                                                  $     10,000        $     12,000
         Accrued payroll                                                           --               143,000
         Current liabilities of discontinued operations                         200,000             150,000
         Other current liabilities                                               95,000              70,000
                                                                           ------------        ------------
                  Total Current Liabilities                                     305,000             375,000
                                                                           ------------        ------------
STOCKHOLDERS' EQUITY:

Common Stock, $.01 par value: authorized,
25,000,000 shares; issued and outstanding, 4,864,000 shares                      49,000              49,000
Capital in excess of par value                                               13,316,000          13,316,000
Accumulated deficit                                                          (5,913,000)         (5,819,000)
                                                                           ------------        ------------
         Total Stockholders' Equity                                           7,452,000           7,546,000
                                                                           ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  7,757,000        $  7,921,000
                                                                           ============        ============

          See accompanying notes to consolidated financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                   Nine Months Ended
                                                                    June 30,                            March 31,
                                                           -------------------------          -----------------------------
                                                            1996              1995                1996               1995
                                                            ----              ----                ----               ----
INCOME:
         Interest                                       $    92,000        $    84,000        $   289,000        $   214,000
         Trading gains (losses)                             (32,000)          (202,000)           (79,000)          (542,000)
                                                        -----------        -----------        -----------        -----------
                                                             60,000           (118,000)           210,000           (328,000)
                                                        -----------        -----------        -----------        -----------
EXPENSES:

         General and administrative                          63,000             30,000            254,000             91,000
                                                        -----------        -----------        -----------        -----------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                                        (3,000)          (148,000)           (44,000)          (419,000)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES:

         Income (loss) from operations                         --               51,000            (50,000)          (484,000)
         Gain (loss) on sale                                   --               88,000               --             (342,000)
                                                        -----------        -----------        -----------        -----------
                                                               --              139,000            (50,000)          (826,000)
                                                        -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                       $    (3,000)       $    (9,000)       $   (94,000)       $(1,245,000)
                                                        ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING:

         Income (loss) from continuing operations       $      --          $     (0.03)       $     (0.01)       $     (0.09)
         Discontinued operations                               --                (0.02)             (0.01)             (0.17)
                                                        -----------        -----------        -----------        -----------
         Net income (loss)                              $      --          $     (0.01)       $     (0.02)       $     (0.26)
                                                        ===========        ===========        ===========        ===========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                        4,864,000          4,864,000          4,864,000          4,864,000
                                                        ===========        ===========        ===========        ===========

           See accompanying notes to consolidated financial statements

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                                1996               1995
                                                            -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $   (94,000)       $(1,245,000)
Adjustments to reconcile net loss to
   net cash flows from operating activities:

Depreciation and amortization                                     --              302,000
Provision (benefit) for loss on accounts receivable            (50,000)           100,000
Write-down of property and equipment                              --              (19,000)
Loss (gain) on disposal of property and equipment                 --              342,000
Changes in assets and liabilities
   Trading securities                                        4,963,000            930,000
   Receivables-net                                             198,000            242,000
   Inventories                                                    --              (70,000)
   Property held for development and sale                     (867,000)              --
   Accounts payable and accrued liabilities                    (70,000)          (103,000)
   Prepaid expenses and noncurrent assets                       11,000            564,000
                                                           -----------        -----------
       Net cash flows from operating activities              4,091,000          1,043,000
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                            --                 --
   Proceeds from disposal of property and equipment               --               29,000
   Net proceeds from sale of discontinued operations              --            4,496,000
                                                           -----------        -----------
       Net cash flows from investing activities                   --            4,525,000
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                               --           (2,451,000)
   Principal payments under equipment notes
      payable and capital lease obligations                       --           (1,195,000)
                                                           -----------        -----------
       Net cash flows from financing activities                   --           (3,646,000)
                                                           -----------        -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  4,091,000          1,992,000
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                    2,794,000          5,554,000
                                                           -----------        -----------
CASH AND EQUIPMENTS, END OF PERIOD                         $ 6,885,000        $ 7,476,000
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

3.       TRADING SECURITIES

                  Effective October 1, 1994, the Company adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company considers its securities to be classified as trading securities as defined in the accounting standard. For the six months ending June 30, 1996, there was no charge or credit to earnings representing any change in the net unrealized holdings on its trading securities. In the prior year six month period the Company included a charge to earnings of $87,000 representing the change in the net unrealized holding loss on its trading securities.

                  At June 30, 1996 the Company had open trading or investment positions.

                  The focus of the Company's activities is on entering an operating business and the Company presently intends to limit its trading and investment positions to no more than approximately one quarter of its total assets. At June 30, 1996 over 80% of the Company's total assets were in the form of U.S. Government Treasury Bills.

4.       PROPERTY HELD FOR DEVELOPMENT AND SALE

         On April 17, 1996 the Company entered into a contract to purchase the residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington D.C., adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs and the transaction closed June 13, 1996. The Company presently intends to invest between $200,000 and $500,000 on capital improvements and immediately offer the property for sale. See Management's Discussion and Analysis of Financial Condition (Liquidity and Capital Resources) for a further discussion of this matter.

5.       STATEMENT OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                   1996            1995
Supplemental disclosure of cash flows information-Interest paid                  $  -0-         $ 210,000
                                                                                 --------       ---------
Income taxes paid/(refunded)                                                     $(15,000)      $(126,000)
                                                                                 --------       ---------

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

                  At June 30, 1996, the Company had a cash and Treasury Bill balance of $6,885,000 which represents a $872,000 decrease from the $7,757,000 balance at September 30, 1995. This $872,000 decrease results entirely from cash flow from operations which represents the result of a net loss of $94,000 combined with the benefit of the reduction in a bad debt reserve of $50,000 and an $867,000 cash outlay for the purchase for development and sale offset by changes in operating assets and liabilities of $139,000. The Company's working capital position at June 30, 1996 was $7,452,000 as compared to a September 30, 1995 balance of $7,546,000.

                  Since the Company has ceased manufacturing operations, it has elected not to renew its $2.5 million revolving credit line. Management believes that the present cash and Treasury Bill balances will be sufficient to satisfy both the Company's operating and capital needs for the foreseeable future.

                  Management has considered many alternatives to resume active operations. It has taken into account the risk of possible opportunities as well as their potential rewards. Two possible acquisitions in the Company's former primary business (precision machinery of medical implants) were evaluated in detail and rejected for a variety of reasons including potential long-term profitability and competitive position. Management has also invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. These proposals included media operations (small market television stations), a data search system and several other proposals and suggestions presented by investment professionals, the Company's advisors and others. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. After such thought and deliberation, the Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

                  On April 17, 1996 the Company entered into a contract to purchase the residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington D.C. adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs and the transaction is expected to close June 13, 1996. The Company presently intends to invest between $200,000 and $500,000 in improvements. The exact scope of the improvements will be determined when the resale market price category is more precisely identified. A study to determine this targeted resale category is in progress. The Company has retained the highly regarded architectural firm of Rixey & Rixey to coordinate the development activities related to the Property. Upon completion of the anticipated improvements the Company will aggressively market the property. Management wishes to note that Karen Michael, wife of Company President John Michael, acted as agent for the buyer in this transaction. In order to make the net purchase price to the Company more attractive, Mrs. Michael canceled her potential fee of approximately $18,000. This action effectively reduced the contract purchase price of the property by that amount. Future transactions may be handled in a different fashion.

                  Additionally, the Company is considering development opportunities both in the Washington D.C. area and Florida. The Company expects to derive significant revenue during the coming year from these activities. The Company may make offers on other substantial properties where it believes its general business expertise and financial flexibility will enable it to profit.

                  The focus of the Company's activities will be operational. Therefore, the Company presently intends to limit its trading and investment activities to no more than one quarter of its total assets. At June 30, 1996 more than 80% of the Company's total assets were held in the form of U.S. Government Treasury Bills.

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

Three Months Ended June 30, 1996

                  As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Income (Loss) from Continuing Operations

                  Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $3,000 loss from continuing operations in the current three month period versus a loss of $148,000 in the prior year period. Interest income increased $8,000 to $92,000 due to more invested funds. During the current quarter the Company experienced a trading loss of $32,000 on Standard & Poor's 500 index contracts versus a loss of $202,000 in the comparable prior year quarter. The trading losses of $202,000 incurred by the Company for the three month period ending June 30, 1995 includes a loss of $186,000 attributable to Standard & Poor's 500 index contracts. General and administrative expenses of $63,000 were $33,000 higher than the prior year period of $30,000 due mainly to higher payroll costs.

                  During the current year the Company has not recorded an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

                  During the current quarter, the Company experienced no activity from discontinued operations versus a gain of $139,000 in the prior year quarter. The gain of $139,000 in the prior year quarter included a gain on the sale of the Company's manufacturing operations of $88,000 which represented a positive adjustment to the estimated loss on sale due to a favorable resolution of certain inventory issues and greater than expected efficiency during the transaction period. See note 2 for a further discussion of the sale.

Result of Operations

Nine Months Ended June 30, 1996

Income (Loss) from Continuing Operations

                  Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $44,000 loss from continuing operations in the current six month period versus a loss of $419,000 in the prior year period. Interest income increased $75,000 to $289,000 due to more invested funds. During the current nine month period the Company experienced a trading loss of $79,000 on Standard & Poor's 500 index contracts versus a loss of $542,000 in the comparable prior year period. The trading losses of $542,000 incurred by the Company for the nine month period ending June 30, 1995 included a loss of $584,000 attributable to 20 Standard & Poor's 500 index contracts partially offset by $42,000 of other trading gains. General and administrative expenses of $254,000 were $163,000 higher than the prior year period of $91,000 due mainly to higher payroll costs and increased insurance, relocation costs, and professional fees resulting from the Company's sale of its manufacturing operation.

                  During the current period the Company has not recorded an income tax benefit as it is not expected to be utilized in the current year and the Company does not have any unused carryback available.

Discontinued Operations

                  During the current nine month period, the Company experienced a loss of $50,000 from discontinued operations due to an increase in estimated future product liability insurance costs versus a loss of $826,000 in the prior year period. The loss of $826,000 in the prior year period included a loss on the sale of the Company's manufacturing operations of $342,000. See note 2 for a further discussion of the sale.

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

                                            PERSONAL DIAGNOSTICS, INCORPORATED

                                            Registrant

                                            By: /s/ John M. Michael
                                                ------------------------------
                                                   John H. Michael, Chairman
                                                   (on behalf of the registrant)

Date:  July 17, 1996