Form 10-Q/A
period 1996-06-30
PERSONAL DIAGNOSTICS INC
filed 1996-08-01
CIK 351935

                                 FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

                  At June 30, 1996 the Company had no open trading or investment positions.

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

                  On April 17, 1996 the Company entered into a contract to purchase the residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington D.C. adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs and the transaction closed June 13, 1996. The Company presently intends to invest between $200,000 and $500,000 on improvements. The exact scope of the improvements will be determined when the resale market price category is more precisely identified. A study to determine this targeted resale category is in progress. The Company has retained the highly regarded architectural firm of Rixey & Rixey to coordinate the development activities related to the Property. Upon completion of the anticipated improvements the Company will aggressively market the property. Management wishes to note that Karen Michael, wife of Company President John Michael, acted as agent for the buyer in this transaction. In order to make the net purchase price to the Company more attractive, Mrs. Michael canceled her potential fee of approximately $18,000. This action effectively reduced the contract purchase price of the property by that amount. Future transactions may be handled in a different fashion.

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

Income (Loss) from Continuing Operations

                  Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a $3,000 loss from continuing operations in the current three month period versus a loss of $148,000 in the prior year period. Interest income increased $8,000 to $92,000 due to more invested funds. During the current quarter the Company experienced a trading loss of $32,000 on Standard & Poor's 500 index contracts versus a loss of $202,000 in the comparable prior year quarter. The trading losses of $202,000 incurred by the Company for the three month period ending June 30, 1995 included a loss of $186,000 attributable to Standard & Poor's 500 index contracts. General and administrative expenses of $63,000 were $33,000 higher than the prior year period of $30,000 due mainly to higher payroll costs.

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