Form 10-K
period 1996-09-30
PERSONAL DIAGNOSTICS INC
filed 1997-01-09
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934
         For the fiscal year end September 30. 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


         Commission File Number: 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                             22-23251136
         (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organization)          Identification Number)

         P.O. Box 5310, Parsippany, New Jersey      07054
         (Address of principal executive            (Zip Code)
         offices)

Registrant's telephone number, including area code: (201) 952-9000

Securities registered pursuant to Section 12(b) of the Act:

                  Title of Each Class               Name of each exchange
                                                     on which registered
                           NONE                            NONE

Securities registered pursuant to Section 1(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,475,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers Automated Quotation System on December 15, 1996.

         Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date.

           Class                         Outstanding at December 15, 1996
           -----                         --------------------------------
Common Stock, $.01 par value                         5,014,000

                         1996 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                           PART I                                                                              Page
Item 1   Business and "Subsequent Events" ........................................................................4

Item 2   Properties ..............................................................................................5

Item 3   Legal Proceedings .......................................................................................5

Item 4   Submission of Matters to a Vote of Security Holders .....................................................6

                                             PART II

Item 5   Market for the Registrant's Common Stock and
         Related Security Holder Matters .........................................................................7

Item 6   Selected Financial Data .................................................................................8

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations and
         "Subsequent Events" .....................................................................................8

Item 8   Financial Statements and Supplementary Data ............................................................12

Item 9   Disagreements on Accounting and Financial Disclosure ...................................................12

                                            PART III

Item 10  Directors and Executive Officers of the Registrant......................................................13

Item 11  Executive Compensation..................................................................................13

Item 12  Security Ownership of Certain Beneficial Owners
         and Management .........................................................................................20

Item 13  Certain Relationships and Related Transactions..........................................................20

                                                      PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ....................................................................................21

                                     PART I
Item 1 - Business

General

         Prior to May 15,1995, Personal Diagnostics operated a contract manufacturing business primarily devoted to the production of orthopedic products and the assembly of various medical systems. During early fiscal 1995, the Company essentially completed its assembly operations and on May 15, 1995, concluded the sale of its manufacturing plant and equipment to EBI Medical Systems, Inc. for $4.4 million dollars.

         Subsequent to May 15, 1995 the Company retained ownership of receivables which it collected and other miscellaneous assets which it sold. Management continued to work diligently to assure that the Company's obligations to customers, employees and others were honored completely. The Company has continuing potential product liability exposure for equipment manufactured over the years. The Company has maintained product liability insurance and knows of no present or threatened claim.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Two possible acquisitions in the Company's primary business (precision machinery of medical implants) were evaluated in detail and rejected for a variety of reasons including potential long-term profitability and competitive position. Management has also invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. These proposals included media operations (small market television stations), a data search system and several other proposals and suggestions presented by investment professionals, the Company's advisors and others. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. After much thought and deliberation, the Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

         On June 13, 1996 the Company purchased the residence of the late Senator J. William Fulbright which is located in the Embassy section of Washington, D.C. adjacent to Rock Creek Park. The net purchase price of this property was $855,000 plus closing costs. The Company is presently evaluating all options with respect to this property including the possibility of modest ($100,000) or more extensive ($300,000 - $500,000) improvement prior to resale. Many factors are involved including the actions of the DC Fine Arts Commission and certain Historical and Neighborhood

Advisory Boards. Frankly, the process has become more costly and time consuming than originally anticipated. The Company is working with the architectural firm of Rixey & Rixey with respect to alternative acceptable improvement plans. Also the Company continues to monitor the resale market to determine an appropriate improvement level. The Company has made several offers to purchase additional properties for improvement and resale but has been unsuccessful with one exception (see "Subsequent Events").

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. (See "Subsequent Events").

         At September 30, 1996, approximately 80% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 20% of net worth in trading or investment activities. (See "Subsequent Events")

Employees

         The Company has one full time officer employee and utilizes part-time help as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 53 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

Item 2 - Properties

         The Company maintains offices at 1810 24th Street N.W., Washington, D.C. at a rent of $2,500 per month. This property is owned at September 30, 1996 by the Company President, John H. Michael. Management believes that the rental price is reasonable and fair compared with other available facilities. The Company also maintains a small office in New Jersey for a nominal consideration. (See "Subsequent Events").

Item 3 - Legal Proceedings

         Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable.

Subsequent Events

         1. During November and early December 1996, Management became convinced that the overall stock market had become at least temporarily severely overpriced. Management took short term short positions in S & P 500 Futures and S & P 500 Index Options. The Company realized a pre-tax non-recurring trading gain of approximately $425,000 which will be reflected in the results for the first fiscal 1997 quarter ended December 31, 1996. This trading gain should not be interpreted as indicative of final net fiscal 1997 first quarter results.

         2. Also, on October 2, 1996 the Board of Directors approved the purchase for improvement and resale of a property owned by the Company President John H. Michael. The property is located at 1810 24th Street N.W., Washington, D.C. The purchase price was set at $817,500 and the transfer was scheduled to take place on or about December 20, 1996. This transaction has been consummated and the property is in the process of renovation. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank, J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby's Realty. These appraisals suggested a range of net value in "as is" condition of between $840,000 and $900,000. The issue was considered carefully by the Board and it concluded that a price of $817,500 was extremely fair to shareholders particularly taking into account Mr. Michael's recent expenditure of over $20,000 on permanent improvements beyond the "as is" scope of the appraisals. Mr. Michael agreed to permit certain improvement work to be initiated prior to December in order to expedite the improvement process and to utilize available labor and management. The Board and Management believe this project represents a solid step in becoming more active in the acquisition improvement and resale of property. At December 20, 1996 the Company owned two properties undergoing renovation at a total original cost of approximately $1,685,000.

         3. The Company continues to consider and evaluate possible acquisitions, business combinations, or start up projects which could be advantageous to shareholders. These include a small medical instrument development project the Company is engaged in with Precision Assembly, Inc. in New Jersey. The Company is also actively negotiating to purchase a controlling interest in a small start-up trucking company specializing in refrigerated transport in South America. No assurance can be given that either of these projects will be favorably concluded.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)      Market Information

         The Company's Common Shares are traded on the "Bulletin Board System" under the symbol PERS.U. The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of Fiscal 1995. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not represent actual transactions.


Trading Quarter                                             Bid Price
---------------                                             ---------

                                 1995                   High           Low
                                 ----                   ----           ---
December 31, 1994 (First Quarter)                       7/8           9/16

March 31, 1995 (Second Quarter)                        1-5/32         9/16

June 30, 1995 (Third Quarter)                          13/16          5/8

September 30, 1995 (Fourth Quarter)                     7/8          11/16

                                 1996                   High           Low
                                 ----                   ----           ---

December 31, 1995 (First Quarter)                       7/8           3/4

March 31, 1996 (Second Quarter)                          1            3/4

June 30, 1996 (Third Quarter)                            1            7/8

September 30, 1996 (Fourth Quarter)                    31/32          7/8

                                 1997                   High           Low
                                 ----                   ----           ---

December 15, 1996 (First Quarter)                      15/16         25/32


(b)      Holders

         As of December 15, 1996 there were approximately 505 record holders of the Company's Common Stock. Included are shares held in "nominee" or "street name."

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

Item 6 - Selected Financial Data


                                                              (In thousands except per share amount)
                                                                      Year Ended September 30,

OPERATING RESULTS                                 1996          1995          1994         1993         1992
-----------------                                 ----          ----          ----         ----         ----
Investment Income (Loss)                         $   308      ($   241)     $   215      $ 1,268      $   452

Income (Loss) From Continuing Operations            (149)         (352)          69          689          200

Income (Loss) From Discontinued Operations          --            (751)      (1,329)          45        1,443

Net Income (Loss)                                   (149)       (1,103)      (1,260)         734        1,643

Per Share Data:
  Income (Loss) From Continuing Operations          (.03)         (.07)         .01          .14          .04
  Income (Loss) from Discontinued Operations        --            (.09)        (.27)         .01          .29
  Loss on Sale of Discontinued Operations           --            (.07)        --           --           --
  Net Income (Loss)                                 (.03)         (.23)        (.26)         .15          .33

Average Number of Shares Outstanding               4,866         4,864        4,864        4,941        4,935

                  FINANCIAL POSITION                                      At year End

Working Capital                                  $ 7,502      $  7,546      $ 6,785      $ 7,528      $ 7,450

Total Assets                                       7,882         7,921       12,738       15,656       12,240

Long-Term Debt                                      --            --          3,104        3,203        1,479

Accumulated Deficit (1)                           (5,968)       (5,819)      (4,716)      (3,456)      (4,190)

Total Stockholders' Equity                         7,502         7,546        8,649        9,909        8,733

Notes:

(1)      No dividends have been paid since incorporation.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At September 30, 1996 the Company had cash and equivalents of $6,910,000 which represented an increase from the $2,794,000 balance at September 30, 1995. This $4,116,000 increase in net cash flows from operations is the result of a net loss of $149,000 combined with the benefit of a reduction in a cash debt reserve of $50,000 and the purchase of property held for development and sale for $866,000, offset by changes in operating assets and liabilities of $5,181,000. The Company's working capital position at September 30, 1996 was $7,502,000 as compared to a September 30, 1995 balance of $7,546,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Two possible acquisitions in the Company's primary business (precision machinery of medical implants) were evaluated in detail and rejected for a variety of reasons including potential long-term profitability and competitive position. Management has also invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. These proposals included media operations (small market television stations), a data search system and several other proposals and suggestions presented by investment professionals, the Company's advisors and others. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. After much thought and deliberation the Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

         On June 13, 1996 the Company purchased the residence of the late Senator J. William Fulbright which is located in the choice Embassy section of Washington, D.C. adjacent to Rock Creek Park. The net purchase price of this property was $855,000 plus closing costs. The Company is presently evaluating all options with respect to this property including the possibility of modest ($100,000) or more extensive ($300,000 - $500,000) improvement prior to resale. Many factors are involved including the actions of the DC Fine Arts Commission and certain Historical and Neighborhood Advisory Boards. The Company is working with the architectural firm of Rixey & Rixey with respect to alternative acceptable improvement plans. Also the Company continues to monitor the resale market to determine an appropriate improvement level.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses.

         At September 30, 1996, approximately 80% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than approximately 20% of net worth in trading or investment activities.

Subsequent Events

         1. During late November and early December 1996, Management became convinced that the overall stock market had become at least temporarily severely overpriced. Management took short term short positions in S & P 500 Futures and S & P 500 Index Options. The Company realized a pre-tax non-recurring trading gain of approximately $425 ,000 which will be reflected in the results for the first fiscal 1997 quarter ended December 31, 1996. This trading gain should not be interpreted as indicative of final net fiscal 1997 first quarter results.

         2. Also, on October 2, 1996 the Board of Directors approved the purchase for improvement and resale of a property owned by the Company President John H. Michael. The property is located at 1810 24th Street N.W., Washington, D.C. The purchase price was set at $817,500 and the transfer was scheduled to take place on or about December 20, 1996. This transaction has been consummated. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank, J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby's Realty. These appraisals suggested a range of net value in "as is" condition of between $840,000 and $900,000. The issue was considered carefully by the Board and it concluded that a price of $817,500 was extremely fair to shareholders particularly taking into account Mr. Michael's recent expenditure of over $20,000 on permanent improvements beyond the "as is" scope of the appraisals. Mr. Michael agreed to permit certain improvement work to be initiated prior to December in order to expedite the improvement process and to utilize available labor and management. The Board and Management believe this project represents a solid step in becoming more active in the acquisition improvement and resale of property. At December 31, 1996 the Company owned two properties undergoing renovation at a total original cost of $1,685,000.

         3. Additionally, the Company continues to consider and evaluate possible acquisitions, business combinations, or start up projects which could be advantageous to shareholders. These include a small medical instrument development project the Company is engaged in with Precision Assembly, Inc. in New Jersey. The Company is also actively negotiating to purchase a controlling interest in a small start-up trucking company specializing in refrigerated transport in South America. No assurance can be given that either of these projects will be favorably concluded.

Results of Operations

         As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Fiscal Year 1996 Compared to 1995
Income (Loss) from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses, general and administrative expenses and an income tax credit. The Company incurred a $149,000 loss from continuing operations in the current year versus a loss of $352,000, in the prior year period. Interest income increased $73,000 to $390,000 due to more invested funds. The Company experienced trading losses of $82,000 versus losses of $558,000 in the prior year which were substantially attributable to Standard & Poor's 500 index contracts. General and administrative expenses of $459,000 were $334,000 higher than the prior year period of $125,000 due mainly to higher payroll costs and the fact that operations in the two years were quite dissimilar.

         For fiscal 1996, total compensation to Mr. Michael amounted to approximately $328,000 including $150,000 accrued bonus at September 30, 1996 related to Mr. Michael's new Employment Agreement. This bonus will be paid January 2, 1997 and $105,000 will be immediately returned to the Company in connection with the exercise of existing incentive stock options.

         During fiscal 1996, the Company recorded an income tax benefit of $1,000 related to its remaining loss carrybacks.

Discontinued Operations

         During the current year the Company experienced no gain or less from discontinued operations versus a loss of $751,000 in the prior year. The loss of $751,000 in the prior year included a loss on the sale of the Company's manufacturing operations of $336,000. See note 2 to the Company's financial statements for a description of the sale transactions.

Fiscal Year 1995 Compared to 1994

Income (Loss) from Continuing Operations

         Income from continuing operations consists of interest and trading gains and losses, general and administrative expenses and an income tax credit. The Company incurred a $352,000 loss from continuing operations in the current year versus earnings of $69,000 in the prior year. Interest income increased $136,000 to $317,000 due to more invested funds and higher interest rates. The Company experienced trading losses of $558,000 substantially attributable to losses on Standard and Poor's 500 index contracts. For the comparable prior year period the Company experienced trading gains of $34,000.

         During fiscal 1995, the Company's income tax benefit of $14,000 related to its loss carrybacks.

Discontinued Operations

         During fiscal 1995, the Company incurred a $415,000 loss from discontinued operations versus a loss of $1,329,000 in the prior year. Net sales in fiscal 1995 were $1,907,000 versus $6,278,000 in the prior year. This decline in sales of $4,371,000 or 70% results from a decline of business with major customers and the sale of the manufacturing assets on May 15, 1995. The operating loss for both years results from the Company's inability to lower fixed costs and expenses in proportion to the sales decline.

         In addition to its operating loss, the Company incurred a loss on the sale of its manufacturing operations of $336,000. See Note 2 to the Company's financial statements for a description of the sale transaction.

Inflation

         The Company believes that inflation does not have a material adverse effect on the results of its operations at the present time.

Item 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section of this Report commencing on page F-1.

Item 9 - Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item l0 - Directors and Executive Officers of the Registrant

         Mr. Michael has served as a director of the Company since 1980. In 1986 he was appointed Chairman of the Board of Directors and Chief Executive Officer and in 1987 he was named President. Mr. Michael graduated from Georgetown University School of Foreign Service in 1964 (BSFS) and Harvard Business School
(MBA) in 1969.

         Dr. Alfonso Espinosa was elected to the Board of Directors effective May 2, 1996 to fill the position of the retiring Mr. Oberdorf. Dr. Espinosa is a former Peruvian diplomat who served as Cultural Minister of Peru to the United States for many years and retired from the Foreign Ministry with the rank of Ambassador. Dr. Espinosa is also a highly respected retired faculty member of Georgetown University in Washington, D.C. Dr. Espinosa has been an educator and a consultant for the past five years.

         Directors of the Company are elected by the Company's shareholders and serve in such capacity until the Company's next annual meeting, and until their successors are elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

Item 11 - Executive Compensation

         The following table sets forth a summary for the fiscal years ended September 30, 1996, 1995 and 1994, of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. No disclosure is provided as to the cash compensation paid by the Company to other executive officers of the Company since the compensation paid to each such executive officer was less than $100,000 in the fiscal year ended September 30, 1996.

                           SUMMARY COMPENSATION TABLE


Name and                  Fiscal                                                     Options            All Other
Principal Position        Year         Paid         Deferred        Bonus            (# of Shares)      Compensation(2)
------------------        ------       ----         --------        -----            -------------      ---------------
John H. Michael,          1996         $138,000     ---             $190,000(4)                         $4,200
Chairman, Chief
Executive Officer
President, and
Treasurer

                          1995         $60,000      $75,000(3)      ---                                 $1,300

                          1994         $83,000      $52,000(3)      ---              300,000(1)         $1,700


         (1) On August 8, 1994, 312,500 incentive stock options granted to Mr. Michael under the Company's 1986 Stock Option Plan and 112,900 incentive stock options granted to Mr. Michael under the Company's 1988 Stock Option Plan were surrendered and cancelled in exchange for 300,000 incentive stock options granted under the Company's 1988 Stock Option Plan, each having an exercise price of $.70 per share. The new options are exercisable in 100,000 share increments on each of September 15, 1994, January 1, 1995 and January 1, 1996. 150,000 of these incentive stock options were exercised on September 25, 1996. (See "Employment Contract")

         (2) Represents contributions to the Company's 401(k) plan on behalf of Mr. Michael to match pre-tax elective deferral compensation (included under the salary column) made to such plan.

         (3) In fiscal 1994 and 1995 Mr. Michael agreed to defer receipt of a portion of his salary. This deferred portion was paid in fiscal 1996.

         (4) Of this amount, $150,000 is related to Mr. Michael's new Employment Agreement and, will be paid on January 2, 1997. $105,000 of this amount will be immediately returned to the Company in connection with the exercise of existing stock options.

                                Performance Graph

         The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100.00 on September 30, 1991 for purposes of preparing this graph.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS


                    Personal Diagnostics, Incorporated
                    NASDAQ Stock Market (US Companies)

[GRAPHIC]



                                               1991         1992         1993     1994      1995        1996
Personal Diagnostics, Incorporated             100.0        200.0        147.6     52.3     61.2        75.0

NASDAQ Stock Market (US Companies)             100.0        110.7        144.8    145.1     198.1       232.9


Notes:

          A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

          B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

          C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

          D. The index level for all series was set to $100.00 on 09/30/91.

Employment Agreement

          John H. Michael was employed by the Company pursuant to an Employment Agreement which extended from April 1, 1990 to March 31, 1996. Between April 1, 1996 and September 25, 1996 Mr. Michael was employed without an agreement at a salary of $150,000 per year.

          On September 25, 1996 the Company and Mr. Michael agreed upon a new three year employment agreement to September 24, 1999 with the right of the Employee to extend the Agreement for an additional three years. Pursuant to this Agreement Mr. Michael will serve as the Company's President and Chief Executive Officer. Mr. Michael's annual base salary is $175,000 subject to increase upon review by the Board of Directors of the Company. The Agreement does not require Mr. Michael to devote a minimum amount of time to the affairs of the Company; however, it is anticipated that Mr. Michael will devote a majority of his business time and efforts to the Company. Mr. Michael is also restricted from disclosing, disseminating or using for his personal benefit or the benefit of others information deemed "Confidential". The Agreement does not restrict Mr. Michael's ability to work for any other company. The Agreement also provided for a bonus of $150,000 payable to Mr. Michael on January 2, 1997. $105,000 of this bonus will be immediately returned to the Company to pay for exercised stock options.

Savings and Benefit Plans

          The Company had a 401(k) savings/retirement plan under which all the Company's eligible employees including executive officers were entitled to benefits. The plan allowed for the employee contributions to be matched by the Company on a pro-rata basis. Contributions made by the Company amounted to $37,000, $11,000 and $4,200 for the fiscal years ended September 30, 1994, 1995 and 1996, respectively. Executive officers who qualified were also permitted to participate in the Company's Stock Option Plans as well as the 401(k) plan. Executive officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the Company terminated its 401(k) retirement savings plan.

Directors

          The Company's outside Directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at each Board meeting.

Stock Option Plan and Warrants

          On April 23, 1986 and April 28, 1988, the Board of Directors adopted Employee Stock Option Plans which were approved by the Company's shareholders. Under the 1986 Plan, which terminated in 1996, options to purchase no more than 150,000 Common Shares may be granted. Under the 1988 Plan, which terminates in 1998, options to purchase no more than 450,000 Common Shares may be granted. On September 17, 1990 the Board of Directors adopted the 1990 Stock Option Plan which terminates in the year 2000, and authorizes the granting of options to purchase no more than 300,000 common shares. The 1990 Stock Option Plan was approved by the Company's shareholders at their annual meeting on September 12, 1991. (Hereinafter the 1986, 1988 and 1990 Plans shall be collectively referred to as the "Plans".)

          The Plans authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On April 28,1988, the Board of Directors amended and restated the Company's 1986 and 1988 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans are now essentially identical. Outstanding options to purchase 150,000 Common Shares were exercised September 25, 1996 and at September 30, 1996 options were outstanding to purchase 150,000 shares.

          Currently, the Company has one employee and one nonemployee director eligible to participate in the Plans. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, share split, share dividend or other such subdivision or combination of the Company's Common Shares. Any moneys received by the Company from the exercise of options will be used for working capital.

                  AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                           Number of                   Value of
                                                                           Securities                  unexercised in-
                                                                           underlying                  the-money
                                                                           unexercised                 options at fiscal
                                                                           options at fiscal           year-end
                                                                           year-end                          ($)
                                                                                  (#)

                                 Shares            Value
                                 acquired          Realized                Exercisable/                Exercisable/
Name                             on                   ($)                  Unexercisable               Unexercisable
                                 exercise
                                 (#)
John H. Michael (1)              150,000           $27,500                 N/A                         N/A

(1) On August 8, 1994, 312,500 incentive stock options granted to Mr. Michael under the Company's 1986 Stock Option Plan and 112,900 incentive stock options granted to Mr. Michael under the Company's 1989 Stock Option Plan were surrendered and cancelled in exchange for 300,000 incentive stock options granted under the Company's 1988 Stock Option Plan, each having an exercise price of $.70 per share. The new options are exercisable in 100,000 share increments on each of September 15, 1994, January 1, 1995 and January 1, 1996. Options were exercised on 150,000 of these shares on September 25, 1996.

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

Administration

          The Board of Directors has appointed a Stock Option Committee consisting of John H. Michael and Dr. Alfonso Espinosa. Mr. Michael is Chairman of the Stock Option Committee. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. Neither Mr. Michael nor Dr. Espinosa will receive grants during the coming fiscal year.

Compensation Committee Interlocks and Insider Participation

          The Company's Board of Directors determined the compensation paid to executive officers during fiscal 1996. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company. Dr. Espinosa was elected a director of the Company in May 1996.

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

          Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1996 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 1996.

Name and Address of                  Amount and Nature                 Percent
Beneficial Owner (1)                 of Beneficial Ownership           of Class
--------------------                 -----------------------           --------
John H.  Michael                             3,478,532(2)               67.4%
1810 24th Street N.W.
Washington, D.C.

Dr.  Alfonso Espinosa                            -0-                     -0-
P.O.  Box 53 10
Parsippany, NJ 07054

-----------------

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.

(2) Includes incentive stock options to purchase 150,000 shares at $.70 per share which employee has the right to exercise immediately.

Item 13 - Certain Relationships

          Mr. Michael, the President of the Company, has provided offices to the Company through December 1996 at a cost of $2,500 per month.

          Subsequent to September 30, 1996, the Company purchased for $817,500, for the purpose of development and resale, the property owned by Mr. Michael at 1810 24th Street, NW, Washington, D.C.


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

                   The response to this portion of Item 14 is submitted as a separate section of this Report Commencing page F-1.

(a)(2)    Inapplicable

(a)(3)    List of Exhibits

          Exhibit                                              Location
          -------                                              --------
          3.1      Articles of the Corporation                 Filed Form S-1 October 7, 1983
                                                               File No. 2-86991

          3.2      Bylaws of the Corporation                   Filed Form S-1 October 7, 1983
                                                               File No. 2-86991

          10.1     Employment Agreement between                Page E-1
                   John H. Michael and the Company
                   dated September 25, 1996

(b)       Reports on Form 8-K

          Date Filed                                  Transaction Reported
          ----------                                  --------------------
          December 4, 1996                            Temporary removal of guideline on
                                                      percentage of Company assets which
                                                      may be at risk to speculative loss;
                                                      short sale of S&P Futures Contracts

          December 9, 1996                            Close of short position on S&P
                                                      Futures Contracts

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


/s/ John H. Michael                  Chairman of the Board                      January 5, 1997
-------------------                  Chief Executive Officer
    John H. Michael                  President, Treasurer and
                                     Secretary

/s/ Alfonso Espinosa
--------------------                 Director                                   January 5, 1997
    Alfonso Espinosa


          The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                      INDEX


                                                                         PAGE
Independent Auditors' Report                                              F-2

Balance Sheets as of September 30, 1996 and 1995                          F-3

Statements of Operations for the Years Ended
 September 30, 1996, 1995 and 1994                                        F-4

Statements of Changes in Stockholders' Equity
 for the Years Ended September 30, 1996, 1995 and 1994                    F-5

Statements of Cash Flows for the Years Ended
 September 30, 1996, 1995 and 1994                                        F-6

Notes to Financial Statements                                          F-7 - F-13

Schedule VIII - Valuation and Qualifying Accounts                         F-14

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Personal Diagnostics, Incorporated


We have audited the financial statements of Personal Diagnostics, Incorporated as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for equity securities in 1995.





                                            WISS & COMPANY, LLP


Livingston, New Jersey
December 17, 1996

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                 BALANCE SHEETS


                                                                                         September 30,
                                                                                --------------------------------
                                     ASSETS                                        1996                 1995
                                                                                -----------         ------------
CURRENT ASSETS:
    Cash and equivalents                                                        $ 6,910,000         $  2,794,000
    U.S. Treasury Bills                                                                   -            4,963,000
    Property held for development and sale                                          866,000                    -
    Due from stockholder (collected January 2, 1997)                                105,000                    -
    Current assets of discontinued operations                                             -              148,000
        Other current assets                                                          1,000               16,000
                                                                                -----------         ------------

      Total Current Assets                                                      $ 7,882,000         $  7,921,000
                                                                                ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $    10,000         $    12,000
    Accrued payroll                                                                 150,000             143,000
    Current liabilities of discontinued operations                                  150,000             150,000
    Other current liabilities                                                        70,000              70,000
                                                                                -----------         ------------
         Total Current Liabilities                                                  380,000             375,000
                                                                                -----------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized,
    25,000,000 shares; issued and outstanding,
    5,014,000 shares in 1996 and 4,864,000 shares in 1995
                                                                                     50,000              49,000
    Capital in excess of par value                                              1 3,420,000           3,316,000
    Accumulated deficit                                                          (5,968,000)         (5,819,000)
         Total Stockholders' Equity                                               7,502,000           7,546,000
                                                                                -----------         ------------
                                                                                $ 7,882,000         $ 7,921,000
                                                                                ===========         ===========

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF OPERATIONS


                                                            Year Ended September 30,
                                                  ---------------------------------------------
                                                      1996             1995           1994
                                                      ----             ----           ----
INCOME:
     Interest                                     $   390,000      $   317,000      $   181,000
     Trading gains (losses)                           (82,000)        (558,000)          34,000
                                                  -----------      -----------      -----------
                                                      308,000         (241,000)         215,000
EXPENSES:
     General and administrative                       459,000          125,000          120,000
                                                  -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                       (151,000)        (366,000)          95,000

PROVISION FOR INCOME TAXES (BENEFIT)                   (2,000)         (14,000)          26,000
                                                  -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                                           (149,000)        (352,000)          69,000
                                                  -----------      -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES:
     Loss from operations                                --           (415,000)      (1,329,000)
     Loss on sale                                        --           (336,000)            --
                                                  -----------      -----------      -----------
                                                         --           (751,000)      (1,329,000)
                                                  -----------      -----------      -----------
NET LOSS                                          $  (149,000)     $(1,103,000)     $(1,260,000)
                                                  ===========      ===========      ===========
NET LOSS PER COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
     Income (loss) from continuing operations     $      (.03)     $      (.07)     $       .01
     Discontinued operations                             --               (.09)            (.27)
     Loss on sale                                        --               (.07)            --
                                                  -----------      -----------      -----------
     Net loss                                     $      (.03)     $      (.23)     $      (.26)
                                                  ===========      ===========      ===========
AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                       4,866,000        4,864,000        4,864,000
                                                  ===========      ===========      ===========

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                     Common Stock                  Capital in
                                              -------------------------            Excess of                 Accumulated
                                                Shares        Par Value            Par Value                   Deficit
                                                ------        ---------            ---------                   -------
BALANCES, SEPTEMBER 30, 1993                  4,864,000        $49,000            $13,316,000               $(3,456,000)

   YEAR ENDED SEPTEMBER 30,1994 -
    Net loss                                         -               -                      -                (1,260,000)
                                              ---------        -------            -----------               -----------


   BALANCES, SEPTEMBER 30, 1994               4,864,000         49,000             13,316,000                (4,716,000)

   YEAR ENDED SEPTEMBER 30, 1995 -
    Net loss                                         -               -                      -                (1,103,000)
                                              ---------        -------            -----------               -----------


   BALANCES, SEPTEMBER 30, 1995               4,864,000         49,000             13,316,000                (5,819,000)

  YEAR ENDED SEPTEMBER 30, 1996:
    Exercise of stock options                   150,000          1,000                104,000                         -
    Net loss                                         -               -                      -                  (149,000)
                                              ---------        -------            -----------               -----------


  BALANCES, SEPTEMBER 30, 1996                5,014,000        $50,000            $13,420,000               $(5,968,000)
                                              =========        =======            ===========               ===========

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED


                            STATEMENTS OF CASH FLOWS

                                                                                        Year Ended September 30,
                                                                      -----------------------------------------------------------
                                                                          1996                    1995                   1994
                                                                          ----                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $  (149,000)            $(1,103,000)           $(1,260,000)
    Adjustments to reconcile net income (loss) to
       net cash flows from operating activities:
       Depreciation and amortization                                            -                 302,000                657,000
       Deferred income tax benefit                                              -                       -                (80,000)
        Provision (benefit) for losses on accounts
           receivable                                                     (50,000)                      -                  3,000
        Gain on disposal of property
           and equipment                                                        -                 (19,000)              (122,000)
        Loss on sale of discontinued operations                                 -                 336,000                      -
        Gain on investments                                                     -                       -                (34,000)
       Changes in assets and liabilities:
        Trading securities                                              4,963,000              (3,933,000)
         Property held for development and sale                          (866,000)                      -                      -
         Accounts receivable - net                                        198,000                 392,000                904,000
         Inventories                                                            -                 (70,000)               363,000
            Accounts payable and accrued liabilities                        5,000                (168,000)            (1,478,000)
            Other current assets                                           15,000                 558,000               (115,000)
                                                                      -----------             -----------            -----------
                Net cash flows from operating activities                4,116,000              (3,705,000)            (1,162,000)
                                                                      -----------             -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                     -                       -               (168,000)
 Proceeds from disposal of property
   and equipment                                                                -                  29,000                307,000
 Net proceeds from sale of discontinued
   operations                                                                   -               4,562,000                      -
 Purchases of marketable securities                                             -                       -             (4,723,000)
 Proceeds from the sale of marketable securities                                -                       -              4,012,000
 Other current assets                                                           -                       -               (250,000)
                                                                      -----------             -----------            -----------
          Net cash flows from investing activities                              -               4,591,000               (822,000)
                                                                      -----------             -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                       -                       -                670,000
 Principal payments on borrowings                                               -              (2,451,000)              (198,000)
 Principal payments for equipment notes
    payable and capital lease obligations                                       -              (1,195,000)              (572,000)
                                                                      -----------             -----------            -----------
          Net cash flows from financing activities                              -              (3,646,000)              (100,000)
                                                                      -----------             -----------            -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             4,116,000              (2,760,000)            (2,084,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                 2,794,000               5,554,000              7,638,000
                                                                      -----------             -----------            -----------
CASH AND EQUIVALENTS, END OF YEAR                                     $ 6,910,000             $ 2,794,000            $ 5,554,000
                                                                      ===========             ===========            ===========

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                NATURE OF THE BUSINESS - Personal Diagnostics, Incorporated ("the Company") is pursuing various business alternatives including possible acquisition of an existing business. It is currently engaged in the acquisition, improvement and resale of real estate.

                In May 1995, the Company discontinued its former operations which were the production of orthopedic products and assembly of medical systems.

                CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                INVESTMENTS - Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that trading securities be reported at fair value with unrealized gains and losses included in earnings. The Company considers its investments as trading securities. There was no effect upon adoption of SFAS 115.

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

                CONCENTRATION OF CREDIT AND OFF-BALANCE-SHEET RISK - Financial instruments that are potentially subject to credit risk consist of cash and equivalents and trading securities. Cash and equivalents and principally all trading securities are placed with financial institutions.

                At September 30, 1996, the Company had approximately $275,000 of uninsured money funds at financial institutions.

                ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



                FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, securities, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management. The use of different market assumptions and/or estimation methodologies could have an effect on the estimated fair value amounts.

NOTE 2   -      DISCONTINUED OPERATIONS:

                On May 15, 1995, the Company completed the sale of certain assets to EBI Medical Systems, Inc., a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building and improvements comprising the Company's executive offices and manufacturing facility located in Parsippany, New Jersey, (ii) all the Company's manufacturing equipment and machinery, and
                (iii) certain office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

                The sale resulted in a pre-tax loss of $336,000, which included both a loss on the sale of assets and accruals for other estimated costs expected to be incurred in connection with the sale. The results of the Company's manufacturing operations have been reported separately as a component of discontinued operations in the Statements of Operations. Prior year Statements of Operations have been restated to present the Company's manufacturing operations as a discontinued operation. Summary operating results of the manufacturing operations for each of the two fiscal years ended September 30, 1995 follow:

                                                                       1995                   1994
                                                                 ---------------         --------------
                   Net sales                                        $1,907,000            $ 6,278,000
                   Loss before income taxes                           (415,000)            (1,566,000)
                   Provision for income tax benefit                          -               (237,000)
                   Net loss                                           (415,000)            (1,329,000)

                Assets and liabilities of discontinued operations are comprised of the following:

                                                                                     September 30,
                                                                          ----------------------------------
                                                                              1996                   1995
                                                                           -----------           -----------
                    CURRENT ASSETS -
                       Accounts receivable, less allowance for
                        doubtful accounts of $50,000 in 1995                $      -                $148,000
                                                                            ========                ========

                    CURRENT LIABILITIES -
                       Other liabilities                                    $150,000                $150,000
                                                                            ========                ========

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3   -      INVESTMENTS:

                At September 30, 1996, cash and equivalents include $6,324,000 of U.S. Treasury Bills purchased with maturities of three months. At September 30, 1995, the Company's investments consisted of U.S. Treasury Bills purchased with maturities of more than three months.

                For the year ended September 30, 1994, the Company recorded a $67,000 valuation allowance to reduce the cost of its marketable securities to market value. For the year ended September 30, 1995, the Company included a credit to earnings of $67,000 representing the change in the net unrealized holding loss on its trading securities.

NOTE 4   -      PROPERTY HELD FOR DEVELOPMENT AND SALE:

                On June 13, 1996, the Company purchased the residence of the late Senator J. William Fulbright which is located in the embassy section of Washington, D.C. adjacent to Rock Creek Park. The net purchase price of this property was $855,000 plus closing costs. The Company is presently evaluating all options with respect to this property including the possibility of modest or more extensive improvement prior to resale.

NOTE 5   -      INCOME TAXES:

                The provision (benefit) for income taxes for continuing operations consists of the following:

                                                             Year Ended September 30,
                                                          --------------------------------
                                                          1996          1995          1994
                                                          ----          ----          ----
                     Current:
                        Federal                          $(2,000)     $(14,000)    $17,000
                        State                                  -             -       9,000
                                                         -------      --------     -------
                                                               -             -
                     Income tax provision (benefit)      $(2,000)     $(14,000)    $26,000
                                                         =======      =========    =======

                 Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                                 September 30,
                                                             --------------------------
                                                               1996            1995
                                                             ---------      -----------
               Deferred tax assets:
                   Tax credit carryforwards                  $ 290,000      $   293,000
                   Net operating loss carryforwards            542,000          453,000
                   Other items                                 120,000           57,000
                                                             ---------      -----------
                                                               952,000          803,000
               Valuation allowance                            (952,000)        (803,000)
                                                             ---------      -----------

               Net asset                                     $      -       $         -
                                                             =========      ===========

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net losses, that a full valuation allowance is appropriate at September 30, 1996 and 1995. During 1996 and 1995 the valuation allowance increased $219,000 and $298,000, respectively.

                A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) from continuing operations before income taxes is as follows:

                                                                  Year Ended September 30,
                                                             --------------------------------
                                                             1996          1995          1994
                                                             ----          ----          ----
             Computed tax at federal
             statutory rate                              $(111,000)    $(124,000)     $32,000

             State income taxes, net of federal
             income tax benefit                                  -             -       (6,000)

             Net operating loss and tax credit
             limitations                                    109,000       110,000           -
                                                         ----------    ----------     -------
             Provision (benefit) for income taxes        $   (2,000)   $ (14,000)     $26,000
                                                         ==========    =========      ========

                At September 30, 1996, the Company had net operating loss carryforwards of approximately $1,390,000 for regular tax purposes and $1,744,000 for alternative minimum tax (AMT) which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000, investment tax credits of approximately $52,000 and AMT credits of approximately $70,000 which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, as to $1,278,000 in 2009 and $112,000 in 2011. The research and development and investment tax credits expire, if not used, over the period 1999 to 2002.

                The AMT credits are available for an indefinite period.

NOTE 6   -      COMMITMENTS AND CONTINGENCIES:

                EMPLOYMENT CONTRACT - At September 30, 1996, the Company had an employment contract with an officer which calls for an annual salary of not less than $175,000 until September 24, 1999 with the right of the employee to extend the agreement for an additional 3 year term with annual compensation of not less than $175,000. The contract also provides for a bonus to the officer of $150,000 to be paid in January 1997 and the right to borrow up to $250,000 at the prevailing prime rate up to 9% per annum.

                PRODUCT LIABILITY - The Company has continuing potential product liability exposure for equipment manufactured in prior years. The Company has maintained product liability insurance and knows of no present or threatened claim.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7   -      STOCK OPTIONS:

                Under the Company's 1988 Stock Option Plan, options may be granted to employees at prices not less than the fair market value at the dates of grant. The price shall be 110 percent of the fair market value when the option is granted to an employee who owned more than ten percent of the Company's common stock at the date of grant. The Plan authorizes the granting of either "incentive stock options", as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire shares of the Company's common stock.

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

                During September 1990, the Board of Directors adopted the 1990 Stock Option Plan. Terms of the 1990 Plan are the same as the 1988 Plan, except that the exercise price of non-qualified options shall be determined at the discretion of the Board of Directors.

                The Company has made no charge to income in connection with the grant of options under any plan.

                Maximum shares subject to options and plan termination dates are as follows:

                                          Maximum Shares
                          Plan           Subject to Options       Year of Termination
                          ----           ------------------       -------------------
                          1988               450,000                          1998
                          1990               300,000                          2000
                                             -------
                                             750,000
                                             =======

                Changes in the Company's stock option plans were as follows:

                                                                           Number of Shares
                                                         --------------------------------------------------
                                                          1996                1995                  1994
                                                        ----------         ----------            ----------
Outstanding at October 1
($.70-$2.00 per share)                                    300,000             344,000              542,000
Granted ($.70 per share)                                       -                   -               300,000
Exercised ($.70 per  share)                              (150,000)                 -                     -
Cancelled ($.70-$2.00 per share)                               -              (44,000)            (498,000)
                                                         --------            --------             --------
Outstanding at September 30, ($.70-
$2.00 per share)                                          150,000             300,000              344,000
                                                         ========            ========             ========

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8  -       EMPLOYEE BENEFIT PLAN:

                The Company had a 401(k) savings/retirement plan for all of its eligible employees. The plan allowed for employee contributions to be matched by the Company on a pro-rata basis. Contributions made by the Company for fiscal 1996, 1995 and 1994 amounted to $4,200, $11,000 and $37,000, respectively. At December 31, 1995, the Company terminated its 401(k) savings/retirement plan.

NOTE 9  -       STATEMENTS OF CASH FLOWS:

                                                                                   Fiscal Years Ended In
                                                                     -----------------------------------------------
                                                                       1996              1995                 1994
                                                                     ---------         ---------            --------
                      Supplemental disclosure of
                       cash flow information -
                        Interest paid                                $      -          $ 210,000            $346,000
                                                                     =========         =========            ========

                        Income taxes refunded                        $ (15,000)        $(126,000)           $(97,000)
                                                                     =========         =========            ========

                      Supplemental schedule of non-
                      cash investing and financing
                      activities:
                         Issuance of common stock in
                               exchange for receivable               $105,000          $       -           $       -
                                                                     =========         =========            ========

NOTE 10  -      RELATED PARTY TRANSACTIONS:

                On October 2, 1996, the Company's Board of Directors approved the purchase of real estate owned by the President - Principal Stockholder for $818,000.

                For the year ended September 30, 1996, the Company leased office space from its President - Principal stockholder for $27,500.

                The Company has incurred legal fees from a law firm, a partner of which was a member of the Company's Board Of Directors. The Company also has incurred legal fees from another member of its Board Of Directors. The total of these fees was $19,000, $107,000 and $22,000 for 1996, 1995 and 1994, respectively.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11  -      NEW ACCOUNTING STANDARDS:

                Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company expects to adopt SFAS 121 for the year ending September 30, 1997. The adoption is not expected to have any effect on the Company's financial statements.

                Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the value-based method established in Accounting Principles Board Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123. Therefore, such adoption will have no effect on the Company's financial condition or results of operations.

                                                                   SCHEDULE VIII

                       PERSONAL DIAGNOSTICS, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS







                                                                              Deductions
                                                                   -------------------------------
                                               Additions
                           Balance at          Charged to          Written                                     Balance
                           Beginning           Costs and           Off Against           Reversed              at End
                              of Year          Expenses            the Reserve           to Income              of Year
                              -------          --------            -----------           ---------              -------
ALLOWANCE FOR
 DOUBTFUL ACCOUNTS:
    1996                   $  50,000           $      -            $      -              $  50,000             $      -
                           =========           =========           ==========            =========             =========

    1995                   $  50,000           $      -            $      -              $      -              $  50,000
                           =========           =========           ==========            =========             =========

    1994                   $  50,000           $    3,000          $    3,000            $      -              $  50,000
                           =========           =========           ==========            =========             =========