Form 10-Q
period 1996-12-31
PERSONAL DIAGNOSTICS INC
filed 1997-02-14
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended December 31, 1996
OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from...................to.................

Commission file number 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-2325136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes X   No
   ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at February 7, 1997
         -----                                   -------------------------------
Common Stock, $.01 par value                                5,014,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

                  Index                                                                                              Page No..
                  -----                                                                                              ---------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements:


                  Balance Sheets - December 31, 1996 and September 30, 1996                                             3

                  Statements of Operations - For the Three Months ended
                  December 31, 1996 and 1995                                                                            4

                  Statements of Cash Flows - For the Three Months Ended December 31, 1996 and
                  1995                                                                                                  5

                  Notes to Financial Statements                                                                         6

                  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                   8

PART II.          OTHER INFORMATION
                  Item 6.  Exhibits and Reports on Form 8-K                                                             10

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                     December 31,        September 30,
                                                                         1996                1996
                                                                     ------------        ------------
                                                                     (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents (including three month Treasury Bills)       $  6,481,000        $  6,910,000
   Property held for development and sale-net                           1,640,000             866,000
   Due from stockholder (collected January 2, 1997)                       105,000             105,000
   Other current assets                                                     4,000               1,000
                                                                     ------------        ------------
         Total Current Assets                                           8,230,000           7,882,000

                                                                     ------------        ------------
TOTAL ASSETS                                                         $  8,230,000        $  7,882,000
                                                                     ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $     15,000        $     10,000
   Accrued payroll                                                        300,000             150,000
   Current liabilities of discontinued operations                         150,000             150,000
   Other current liabilities                                              107,000              70,000
                                                                     ------------        ------------
          Total Current Liabilities                                       572,000             380,000
                                                                     ------------        ------------

STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value; authorized,
25,000,000 shares; issued and outstanding,
5,014,000 shares                                                           50,000              50,000
Capital in excess of par value                                         13,420,000          13,420,000
Accumulated deficit                                                    (5,812,000)         (5,968,000)
                                                                     ------------        ------------
         Total Stockholders' Equity                                     7,658,000           7,502,000
                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  8,230,000        $  7,882,000
                                                                     ============        ============







                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              December 31,
                                                      -----------------------------
                                                         1996              1995
                                                      -----------       -----------
INCOME:
   Interest                                           $    76,000       $   110,000
   Trading gains (losses)                                 438,000              --
                                                      -----------       -----------
                                                          514,000           110,000
                                                      -----------       -----------
EXPENSES:
   Allowance for loss on property held for sale           120,000              --
   General and administrative                             238,000           122,000
                                                      -----------       -----------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                                     156,000           (12,000)
                                                      -----------       -----------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES:
   Income (loss) from operations                             --             (50,000)
                                                      -----------       -----------


NET INCOME (LOSS)                                     $   156,000       $   (62,000)
                                                      ===========       ===========

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING:
   Income (loss) from continuing operations           $      0.03       $      --
   Discontinued operations                                   --               (0.01)
                                                      -----------       -----------
   Net income (loss)                                  $      0.03       $     (0.01)
                                                      ===========       ===========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      5,014,000         4,864,000
                                                      ===========       ===========








                 See accompanying notes to financial statements

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                       December 31,
                                                              ------------------------------
                                                                 1996               1995
                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                         $   156,000        $   (62,000)
    Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
    Provision (benefit) for loss on accounts receivable              --              (30,000)
    Provision for loss on property held for sale                  120,000               --
    Changes in assets and liabilities:
     Trading securities                                              --            4,963,000
     Receivables-net                                                 --              143,000
     Property held for development and sale                      (894,000)              --
     Accounts payable and accrued liabilities                     192,000            132,000
     Other current assets                                          (3,000)              --
                                                              -----------        -----------
        Net cash flows from operating activities                 (429,000)         5,146,000
                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                             --                 --
     Proceeds from disposal of property and equipment                --                 --
                                                              -----------        -----------
        Net cash flows from investing activities                     --                 --
                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on borrowings                                --                 --
                                                              -----------        -----------
        Net cash flows from financing activities                     --                 --
                                                              -----------        -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (429,000)         5,146,000
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       6,910,000          2,794,000
                                                              -----------        -----------
CASH AND EQUIVALENTS, END OF PERIOD                           $ 6,481,000        $ 7,940,000
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

3. TRADING SECURITIES

         For the three months ending December 31, 1996 and 1995, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At December 31, 1996 the Company had no open trading or investment positions.

         The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At December 31, 1996 the Company had approximately 75% of its assets in United States Treasury Bills.


4. PROPERTY HELD FOR DEVELOPMENT AND SALE

         On June 13, 1996 the Company purchased the residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington D.C. adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs. During the first quarter of fiscal 1997 the Company provided an allowance of $120,000 for loss on the sale of this property due to large scale private and public construction in the adjacent area. The Company is presently evaluating all options with respect to this property to determine an appropriate improvement level. See Management's Discussion and Analysis of Financial Condition (Liquidity and Capital Resources) for a further discussion of this matter.

         On October 2, 1996 the Board of Directors approved the purchase for improvement and resale of a property owned by the Company President John H. Michael. The property is located at 1810 24th Street N.W., Washington, D.C. The purchase price was $817,500 and the transfer took place on December 17, 1996. See Management's Discussion and Analysis of Financial Condition (Liquidity and Capital Resources) for a further discussion of this matter.

5. STATEMENT OF CASH FLOWS

                                                        Three Months Ended
                                                           December 31,
                                                           ------------
                                                          1996       1995
                                                         -----       ----
Supplemental disclosure of cash flows information-

Income taxes paid/(refunded)                             $-0-        $-0-
                                                         -----       ----

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         At December 31, 1996, the Company had a cash and Treasury Bill balance of $6,481,000 which represents a $429,000 decrease from the $6,910,000 balance at September 30, 1996. This $429,000 decrease results entirely from cash flow from operations which represents the result of net income of $156,000 combined with the provision for loss on property held for sale of $120,000 and changes in operating assets and liabilities of $189,000 offset by an $894,000 cash outlay for the purchase of property held for development and sale and capital improvement of such property. The Company's working capital position at December 31, 1996 was $7,658,000 as compared to a September 30, 1996 balance of $7,502,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The company is also considering developing a business itself, believing that start-up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

         On June 13, 1996 the Company purchased the residence of the late Senator William Fulbright which is located in the Embassy section of Washington, D.C. adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs. The Company is presently evaluating all options with respect to this property including the possibility of modest ($100,000) or more extensive ($300,000 - $500,000) improvement prior to resale. Many factors are involved including the actions of the DC Fine Arts Commission and certain Historical and Neighborhood Advisory Boards. The Company continues to monitor the resale market to determine an appropriate improvement level.

         On October 2, 1996 the Board of Directors approved the purchase for improvement and resale of a property owned by the Company President John H. Michael. The property is located at 1810 24th Street N.W., Washington, D.C. The purchase price was set at $817,500 and the transfer took place on December 17, 1996. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank, J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby's Realty. These appraisals suggested a range of net value in "as is" condition of between $840,000 and $900,000. Mr. Michael agreed to permit certain improvement work to be initiated prior to December in order to expedite the improvement process and to utilize available labor and management. The Board and Management believe this project represents a solid step in becoming more active in the acquisition, improvement and resale of property.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value, thus greatly exaggerating the exposure to potential losses.

         During late November and early December 1996, Management became convinced that the overall stock market had become at least temporarily severely overpriced. Management took short term short positions in S & P 500 Futures and S & P 500 Index Options. The Company realized a pre-tax non-recurring trading gain of $438,000.

         The Company continues to consider and evaluate possible acquisitions, business combinations, or start-up projects which could be advantageous to shareholders. These include a small medical instrument development project the Company is engaged in with Precision Assembly, Inc. in New Jersey. The Company is also actively negotiating to purchase a controlling interest in a small start-up trucking company specializing in refrigerated transport in South America. No assurance can be given that either of these projects will be favorably concluded.

         The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At December 31, 1996 the Company had approximately 75% of its assets in United States Treasury Bills. At December 31, 1996 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended December 31, 1996

         As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Income (Loss) from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in the first quarter of 1997 an allowance for loss on property held for sale. The Company realized income from continuing operations in the current three-month period of $156,000 versus a loss of $12,000 in the prior year period. Interest income declined $34,000 to $76,000 primarily due to less invested funds. Trading gains equaled $438,000 compared to no activity in the prior year period. Real estate operations were impacted by a special allowance of $120,000 for the diminished value of the Belmont Rd. (Fulbright) property due to large scale private and public construction in the adjacent area. General and administrative expenses of $238,000 were $116,000 higher than the prior year period of $122,000 due primarily to a special investment performance bonus of $150,000 paid to President John H. Michael in connection with the trading gains mentioned previously.

         During the current quarter the Company has not recorded an income tax provision due to available tax carryforwards.

Discontinued Operations

                  During the current quarter, the Company experienced no activity from discontinued operations versus a loss of $50,000 in the prior year quarter. The loss of $50,000 in the prior year quarter was attributable to an increase in estimated future product liability insurance costs. See Note 2 to the financial statements for a discussion of the sale of the Company's manufacturing operation.

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


                                       PERSONAL DIAGNOSTICS, INCORPORATED

                                       Registrant



                                       By: /s/ John H. Michael
                                               ---------------
                                            John H. Michael, Chairman
Date: February 7, 1997                      (on behalf of the registrant)