Form 10-Q
period 1997-03-31
PERSONAL DIAGNOSTICS INC
filed 1997-05-15
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                        Outstanding at May 5, 1997
        -----                                        --------------------------
Common Stock, $.01 par value                                 5,014,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

         INDEX                                                                                                     PAGE NO.
         -----                                                                                                     --------

Part I.  Financial Information

                  Item 1.  Financial Statements:

                  Balance Sheets - March 31, 1997 and September 30, 1996. . . . . . . . . . . . . . . . . . . . . . .  3


                  Statements of Operations - For the Three and Six Months Ended
                  March 31, 1997 and 1996............................................................................. 4

                  Statements of Cash Flows - For the Six Months Ended
                  March 31, 1997 and 1996..............................................................................5

                  Notes to Financial Statements........................................................................6

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations........................................................ 8

Part II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K........................................................... 11


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                                           September 30,
                                                                        March 31, 1997         1996
                                                                         ------------      ------------
                                                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:

         Cash and equivalents (including three month Treasury Bills)     $  6,275,000      $  6,910,000
         Property held for development and sale-net                         1,650,000           866,000
         Due from stockholder (collected January 2, 1997)                        --             105,000
         Other current assets                                                   5,000             1,000
                                                                         ------------      ------------
                  Total Current Assets                                      7,930,000         7,882,000

                                                                         ------------      ------------
TOTAL ASSETS                                                             $  7,930,000      $  7,882,000
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

         Accounts payable                                                $     10,000      $     10,000
         Accrued payroll                                                       50,000           150,000
         Current liabilities of discontinued operations                       150,000           150,000
         Other current liabilities                                             57,000            70,000
                                                                         ------------      ------------
                  Total Current Liabilities                                   267,000           380,000
                                                                         ============      ============

STOCKHOLDERS' EQUITY:

Common Stock, $.01 par value; authorized,
25,000,000 shares; issued and outstanding,
5,014,000 shares                                                               50,000            50,000
Capital in excess of par value                                             13,420,000        13,420,000
Accumulated deficit                                                        (5,807,000)       (5,968,000)
                                                                         ------------      ------------
         Total Stockholders' Equity                                         7,663,000         7,502,000
                                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  7,930,000      $  7,882,000
                                                                         ============      ============


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                Six Months Ended
                                                                March 31,                         March 31,
                                                      ----------------------------      ----------------------------
                                                          1997             1996            1997              1996
                                                          ----             ----            ----              ----

INCOME:
   Interest                                           $    71,000      $    87,000      $   147,000      $   197,000
   Trading gains (losses)                                 266,000          (47,000)         704,000          (47,000)
                                                      -----------      -----------      -----------      -----------
                                                          337,000          (40,000)         851,000         (150,000)
                                                      -----------      -----------      -----------      -----------
EXPENSES:
   Allowance for loss on property held for sale              --               --            120,000             --
   General and administrative                             332,000           69,000          570,000          191,000
                                                      -----------      -----------      -----------      -----------
INCOME (LOSS) FROM
CONTINUING OPERATIONS                                       5,000          (29,000)         161,000          (41,000)
                                                      -----------      -----------      -----------      -----------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES:
         Income (loss) from operations                       --               --               --            (50,000)
         Gain (loss) on sale                                 --               --               --               --
                                                      -----------      -----------      -----------      -----------
                                                             --               --               --            (50,000)
                                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                     $     5,000      $   (29,000)     $   161,000      $   (91,000)
                                                      ===========      ===========      ===========      ===========
NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING:
         Income (loss) from continuing operations     $      --        $     (0.01)     $      0.03      $     (0.01)
         Discontinued operations                             --               --               --              (0.01)
                                                      -----------      -----------      -----------      -----------
         Net income (loss)                            $      --        $     (0.01)     $      0.03      $     (0.02)
                                                      ===========      ===========      ===========      ===========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      5,014,000        4,864,000        5,014,000        4,864,000
                                                      ===========      ===========      ===========      ===========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Six Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            1997             1996
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                       $   161,000      $   (91,000)
Adjustments to reconcile net income (loss) to net
   cash flows from operating activities:
Provision (benefit) for loss on accounts receivable            --            (50,000)
Provision for loss on property held for sale                120,000             --
Changes in assets and liabilities:
   Trading securities                                          --          4,963,000
   Receivables-net                                             --            198,000
   Property held for development and sale                  (904,000)            --
   Accounts payable and accrued liabilities                (113,000)         (58,000)
   Other current assets                                      (4,000)          (2,000)
                                                        -----------      -----------
       Net cash flows from operating activities            (740,000)       4,960,000
                                                        -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                         --               --
   Proceeds from disposal of property and equipment            --               --
                                                        -----------      -----------
       Net cash flows from investing activities                --               --
                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                  105,000             --
                                                        -----------      -----------
      Net cash flow from financing activities               105,000             --
                                                        -----------      -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (635,000)       4,960,000
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 6,910,000        2,794,000
                                                        -----------      -----------
CASH AND EQUIPMENTS, END OF PERIOD                      $ 6,275,000      $ 7,754,000
                                                        ===========      ===========

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. See footnote 2 regarding the "Discontinued Operations."

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

3.       TRADING SECURITIES

                  For the six months ending March 31, 1997 and 1996, there was no charge or credit to earnings representing any change in the net unrealized holding loss on trading securities. At December 31, 1996 the Company had no open trading or investment position.

                  The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At March 31, 1997 the Company had approximately 70% of its assets in United States Treasury Bills.

4.       PROPERTY HELD FOR DEVELOPMENT AND SALE

         On June 13, 1996 the Company purchased the residence of the late Senator William Fulbright which is located in the choice Embassy section of Washington, D.C., adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs. During the first quarter of fiscal 1997 the Company provided an allowance of $120,000 for loss on the sale of this property due to large scale private and public construction in the adjacent area. The Company is presently evaluating all options with respect to this property to determine an appropriate improvement level. See Management's Discussion and Analysis of Financial Condition (Liquidity and Capital Resources) for a further discussion of this matter.

         On October 2, 1996 the Board of Directors approved the purchase for improvement and resale of a property owned by the Company President John H. Michael. The property is located at 1810 24th Street, N.W., Washington, D.C. The purchase price was $817,500 and the transfer took place on December 17, 1996. See Management's Discussion and Analysis of Financial Condition (Liquidity and Capital Resources) for a further discussion of this matter.


5.       STATEMENT OF CASH FLOWS


                                                                        Six Months Ended
                                                                            March 31,
                                                                            ---------
                                                                 1997                      1996
Supplemental disclosure of cash flows information-
Income taxes paid/(refunded)                                   $(2,000)                   $(-0-)
                                                               --------                   ------

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

                  At March 31, 1997, the Company had a cash and Treasury Bill balance of $6,275,000 which represents a $635,000 decrease from the $6,910,000 balance at September 30, 1996. This $635,000 decrease results from cash flow for operations of $740,000 which includes the result of net income of $161,000 combined with the provision for loss on property held for sale of $120,000 offset by changes in operating assets and liabilities of $117,000 and a $904,000 cash outlay for the purchase of property held for development and sale and capital improvement of such property. In addition, cash flow from financing activities added $105,000 representing proceeds from the exercise of stock options. The Company's working capital position at March 31, 1997 was $7,663,000 as compared to a September 30, 1996 balance of $7,502,000.

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

                  On June 13, 1996 the Company purchased the residence of the late Senator William Fullbright which is located in the Embassy section of Washington, D.C. adjacent to Rock Creek Park. The net purchase price of this property was approximately $855,000 plus closing costs. The Company is presently evaluating all options with respect to this property including the possibility of modest ($100,000) or more extensive ($300,000-$500,000) improvement prior to resale. Many factors are involved including the actions of the DC Fine Arts Commission and certain Historical and Neighborhood Advisory Boards. The Company continues to monitor the resale market to determine an appropriate improvement level.

                  On October 2, 1996 the Board of Directors approved the purchase for improvement and resale of property owned by the Company President John H. Michael. The property is located 1810 24th Street N.W., Washington, D.C. The purchase price was set at $817,500 and the transfer took place on December 17, 1996. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby's Realty. These appraisals suggested a range of net value in "as is" condition of between $840,000 and $900,000. Mr. Michael agreed to permit certain improvement work to be initiated prior to

December in order to expedite the improvement process and to utilize available labor and management. The Board and Management believe this project represents a solid step in becoming more active in the acquisition, improvement and resale of property.

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

         The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or in investment activities. At March 31, 1997 the Company had approximately 70% of its assets in United States Treasury Bills. At March 31, 1997 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended March 31, 1997

                  As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Income (Loss) from Continuing Operations

                  Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in the first quarter of 1997 an allowance for loss on property held for sale. The Company realized income from continuing operations in the current three month period of $5,000 versus a loss of $29,000 in the prior year period. Interest income declined $16,000 to $71,000 primarily due to less invested funds. Trading gains equaled $266,000 compared to trading losses of $47,000 in the prior year period. General and administrative expenses of $332,000 were $263,000 higher than the prior year period $69,000 due primarily to increased payroll expenses paid to President John H. Michael.

                  During the current quarter the Company has not recorded an income tax provision due to available tax carryforwards.


Discontinued Operations

                  During the current quarter and prior year period, the Company experienced no activity from discontinued operations.

Result of Operations

Six Months Ended March 31, 1997

Income (Loss) from Continuing Operations

                  Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in the first quarter of 1997 an allowance for loss on property held for sale. The Company realized income from continuing operations in the current six month period of $161,000 versus a loss of $41,000 in the prior year period. Interest income declined $50,000 to $147,000 primarily due to less invested funds. Trading gains equaled $704,000 compared to trading losses of $47,000 in the prior year period. Real estate operations were impacted by a special allowance of $120,000 for the diminished value of the Belmont Rd. (Fullbright) property due to large scale private and public construction in the adjacent area. General and administrative expenses of $570,000 were $379,000 higher than the prior year period of $191,000 due primarily to increased payroll and bonus expenses paid to President John H. Michael.

                  During the current six month period the Company has not recorded an income tax provision due to available tax carryforwards.

Discontinued Operations

                  During the current six month period, the Company experienced no activity from discontinued operations versus a loss of $50,000 in the prior year period. The loss of $50,000 in the prior year period was attributable to an increase in estimated future product liability insurance costs. See Note 2 to the financial statements for a discussion of the sale of the Company's manufacturing operation.

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


                                    PERSONAL DIAGNOSTICS, INCORPORATED

                                    Registrant



                                    By:   /s/ John H. Michael
                                          -----------------------------
                                          John H. Michael, Chairman
                                          (on behalf of the registrant)

Date: May 5, 1997