Form 10-Q
period 1997-06-30
PERSONAL DIAGNOSTICS INC
filed 1997-08-14
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number 0-10128


                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)



          New Jersey                                    22-2325136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      PO Box 5310, Parsippany, NJ                          07054
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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at August 5, 1997
        -----                              -----------------------------
Common Stock, $.01 par value                          5,014,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

           Index                                                                                      Page No.
           -----                                                                                      --------
Part I     Financial Information

           Item 1.  Financial Statements:

           Balance Sheets - June 30, 1997 and September 30, 1996                                         3

           Statements of Operations - For the Three and Nine Months Ended
           June  30, 1997 and 1996                                                                       4

           Statements of Cash Flows - For the Nine Months Ended  June  30, 1997 and 1996                 5


           Notes to Financial Statements                                                                 6

           Item 2.  Management's Discussion and Analysis of  Financial Condition and Results
                    of Operations                                                                        8


Part II    Other Information

           Item 6.  Exhibits and Reports on Form 8-K                                                     11

           Exhibit Index                                                                                 13

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                          September 30,
                                                                      June 30, 1997            1996
                                                                      -------------       -------------
                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents (including three month Treasury Bills)       $ 6,140,000        $ 6,910,000
      Property held for development and sale-net                          1,675,000            866,000
      Due from stockholder (collected January 2, 1997)                           --            105,000
      Other current assets                                                    5,000              1,000
                                                                        -----------        -----------
           Total Current Assets                                           7,820,000          7,882,000
                                                                        -----------        -----------
TOTAL ASSETS                                                            $ 7,820,000        $ 7,882,000
                                                                        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                  $    10,000        $    10,000
      Accrued payroll                                                            --            150,000
      Current liabilities of discontinued operations                        150,000            150,000
      Other current liabilities                                              75,000             70,000
                                                                        -----------        -----------
           Total Current Liabilities                                        235,000            380,000
                                                                        -----------        -----------
STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       5,014,000 shares                                                      50,000             50,000
      Capital in excess of par value                                     13,420,000         13,420,000
      Accumulated deficit                                                (5,885,000)        (5,968,000)
                                                                        -----------        -----------
           Total Stockholders' Equity                                     7,585,000          7,502,000
                                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 7,820,000        $ 7,882,000
                                                                        ===========        ===========



                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended                   Nine Months Ended
                                                                 June 30,                             June 30,
                                                        ----------------------------        ----------------------------
                                                           1997              1996              1997              1996
                                                        ----------        ----------        ----------        ----------
INCOME:
     Interest                                           $   68,000        $   92,000        $  215,000        $  289,000
     Trading gains (losses)                                (13,000)          (32,000)          691,000           (79,000)
                                                        ----------        ----------        ----------        ----------
                                                            55,000            60,000           906,000           210,000
                                                        ----------        ----------        ----------        ----------

EXPENSES:
     Allowance for loss on property held for sale               --                --           120,000                --
     General and administrative                            133,000            63,000           703,000           254,000
                                                        ----------        ----------        ----------        ----------

INCOME (LOSS) FROM
CONTINUING OPERATIONS                                      (78,000)           (3,000)           83,000           (44,000)
                                                        ----------        ----------        ----------        ----------

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES:
     Income (loss)  from operations                             --                --                --           (50,000)
     Gain (loss)  on sale                                       --                --                --                --
                                                        ----------        ----------        ----------        ----------
                                                                --                --                --           (50,000)
                                                        ----------        ----------        ----------        ----------

NET INCOME (LOSS)                                       $  (78,000)       $   (3,000)       $   83,000        $  (94,000)
                                                        ==========        ==========        ==========        ==========

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING:
     Income (loss) from continuing operations           $    (0.02)       $       --        $     0.02        $    (0.01)
     Discontinued operations                                    --                --                --             (0.01)
                                                        ----------        ----------        ----------        ----------
     Net income (loss)                                  $    (0.02)       $       --        $     0.02        $    (0.02)
                                                        ==========        ==========        ==========        ==========

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       5,014,000         4,864,000         5,014,000         4,864,000
                                                        ==========        ==========        ==========        ==========




                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                          June 30,
                                                                ----------------------------

                                                                   1997              1996
                                                                ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                         $   83,000        $  (94,000)
      Adjustments to reconcile net income (loss) to net
          cash flows from operating activities:
      Provision (benefit) for loss on accounts receivable               --           (50,000)
      Provision for loss on property held for sale                 120,000                --
      Changes in assets and liabilities:
          Trading securities                                            --         4,963,000
          Receivables - net                                             --           198,000
          Property held for development and sale                  (929,000)         (867,000)
          Accounts payable and accrued liabilities                (145,000)          (70,000)
          Other current assets                                      (4,000)           11,000
                                                                ----------        ----------
             Net cash flows from operating activities             (875,000)        4,091,000
                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                               --                --
      Proceeds from disposal of property and equipment                  --                --
                                                                ----------        ----------
             Net cash flows from investing activities                   --                --
                                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                      105,000                --
                                                                ----------        ----------
             Net cash flows from financing activities              105,000                --
                                                                ----------        ----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                      (770,000)        4,091,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        6,910,000         2,794,000
                                                                ----------        ----------

CASH AND EQUIVALENTS, END OF PERIOD                             $6,140,000        $6,885,000
                                                                ==========        ==========



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

2.  DISCONTINUED OPERATIONS

         On May 15, 1995 the Company completed the sale of certain assets to EBI Medical Systems, Inc. ("EBI"), a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building, and improvements comprising the Company's executive offices and manufacturing facility located at 3 Entin Road, Parsippany, New Jersey (the "Premises"), (ii) all the Company's manufacturing equipment and machinery , and (iii) certain office equipment and manufacturing-related items (collectively, the "Purchased Assets"). The purchase price for the Purchased Assets was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

         As a result of the sale, the financial results of the Company's manufacturing operation have been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. "Current liabilities of discontinued operations" includes operating expenses to be incurred.


3.  TRADING SECURITIES

         For the nine months ending June 30, 1997 and 1996, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At June 30, 1997 the Company had no open trading or investment positions.

         The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At June 30, 1997, not including real estate held for development and sale, the Company had approximately 75% of its assets in United States Treasury Bills.

4.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company owns two properties in Washington D.C. which it acquired with the intention to improve and resell. The first property is located at 1810 24th Street, NW and is in the process of substantial renovation. The second property, the Fulbright property, located at 2527 Belmont Road, NW has presented management with a series of challenges. These include zoning issues, historic regulations, commencement of significant public and embassy construction in the immediate area and a weaker than expected resale market. The Company is reviewing all of its options with respect to this property.


5. STATEMENT OF CASH FLOWS

                                                                        Nine Months Ended
                                                                              June 30,
                                                                              --------
                                                                        1997            1996
                                                                        ----            ----
      Supplemental disclosure of cash flows information-

      Income taxes paid/(refunded)                                    $(2,000)       $(15,000)
                                                                      =======        =========

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At June 30, 1997, the Company had a cash and Treasury Bill balance of $6,140,000 which represents a $770,000 decrease from the $6,910,000 balance at September 30, 1996. This $770,000 decrease results from cash flow from operations of $875,000 which includes the result of net income of $83,000 combined with the provision for loss on property held for sale of $120,000 offset by changes in operating assets and liabilities of $149,000 and a $929,000 cash outlay for the purchase of property held for development and sale and capital improvement of such property. In addition, cash flow from financing activities added $105,000 representing proceeds from the exercise of stock options. The Company's working capital position at June 30, 1997 was $7,585,000 as compared to a September 30, 1996 balance of $7,502,000.

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

         The Company owns two properties in Washington D.C. which it acquired with the intention to improve and resell. The first property is located at 1810 24th Street, NW and is in the process of substantial renovation. The second property, the Fulbright property, located at 2527 Belmont Road, NW has presented management with a series of challenges. These include zoning issues, historic regulations, commencement of significant public and embassy construction in the immediate area and a weaker than expected resale market. The Company is reviewing all of its options with respect to this property.

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

         The focus of the Company's efforts is to engage in an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At June 30, 1997, not including real estate held for development and sale, the Company had approximately 75% of its assets in United States Treasury Bills. At June 30, 1997 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended June 30, 1997

         As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Income (Loss) from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in the first quarter of 1997 an allowance for loss on property held for sale. The Company realized a loss from continuing operations in the current three month period of $78,000 versus a loss of $3,000 in the prior year period. Interest income declined $24,000 to $68,000 primarily due to less invested funds. Trading losses equaled $13,000 compared to trading losses of $32,000 in the prior year period. General and administrative expenses of $133,000 were $70,000 higher than the prior year period of $63,000 due primarily to increased payroll expenses paid to President John H. Michael and costs associated with real estate activity.

         During the current quarter the Company has not recorded an income tax provision due to available tax carryforwards.

Discontinued Operations

         During the current quarter and prior year period, the Company experienced no activity from discontinued operations.

Results of Operations

Nine Months Ended June 30, 1997


Income (Loss) from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in the first quarter of 1997 an allowance for loss on property held for sale. The Company realized income from continuing operations in the current nine month period of $83,000 versus a loss of $44,000 in the prior year period. Interest income declined $74,000 to $215,000 primarily due to less invested funds. Trading gains equaled $691,000 compared to trading losses of $79,000 in the prior year period. Real estate operations were impacted by a special allowance of $120,000 for the diminished value of the Belmont Rd. (Fulbright) property due to large scale private and public construction in the adjacent area. General and administrative expenses of $703,000 were $449,000 higher than the prior year period of $254,000 due primarily to increased payroll and bonus expenses paid to President John H. Michael and costs associated with real estate activity.

         During the current nine month period the Company has not recorded an income tax provision due to available tax carryforwards.

Discontinued Operations

         During the current nine month period, the Company experienced no activity from discontinued operations versus a loss of $50,000 in the prior year period. The loss of $50,000 in the prior year period was attributable to an increase in estimated future product liability insurance costs. See Note 2 to the financial statements for a discussion of the sale of the Company's manufacturing operation.

                       PERSONAL DIAGNOSTICS, INCORPORATED




PART II   Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  The exhibits required to be filed as
                       part of this report on Form 10-Q are
                       listed in the attached Exhibit Index.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PERSONAL DIAGNOSTICS, INCORPORATED

                                      Registrant


Date:  August 5, 1997                 By: /s/ John H. Michael
                                          -----------------------------
                                          John H. Michael, Chairman
                                          (on behalf of the registrant)