Form 10-K
period 1997-09-30
PERSONAL DIAGNOSTICS INC
filed 1997-12-30
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year end September 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission file number 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                   New Jersey                                 22-23251136
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
                or organization)

         P.O. Box 5310, Parsippany, NJ                           07054
    (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (973) 952-9000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                            Name of each exchange
                                                      on which registered

             NONE                                              NONE

Securities registered pursuant to Section 1(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,350,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the Bulletin Board Quotation System on December 15, 1997.

    Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date.

        Class                                   Outstanding at December 15, 1997
Common Stock. $.0l par value                                 5,014,000

                         1997 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                               Page
                                                                                               ----
Item 1  Business                                                                                  1

Item 2  Properties                                                                                2

Item 3  Legal Proceedings                                                                         2

Item 4  Submission of Matters to a Vote of Security Holders                                       2

                                     PART II

Item 5  Market for the Registrant's Common Stock and Related Security Holder Matters              3

Item 6  Selected Financial Data                                                                   4

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations     5

Item 8  Financial Statements and Supplementary Data                                               7

Item 9  Disagreements on Accounting and Financial Disclosure                                      7

                                    PART III


Item 10 Directors and Executive Officers of the Registrant                                        8

Item 11 Executive Compensation                                                                    8

Item 12 Security Ownership of Certain Beneficial Owners and Management                           13

Item 13 Certain Relationships and Related Transactions                                           13

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K                          14

                                     PART I


Item 1 - Business

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

        Subsequent to May 15, 1995 the Company retained ownership of receivables which it collected and other miscellaneous assets which it sold. Management continued to work diligently to assure that the Company's obligations to customers, employees and others were honored completely. The Company has continuing potential product liability exposure for equipment manufactured over the years. The Company has maintained product liability insurance and knows of no present or threatened claim of this nature. (See "Legal Proceedings")

        Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are inflated partly due to sellers' expectations being impacted by generally high stock market valuations.

        During the past year the Company has focused on the acquisition, improvement and resale of real property. Initial efforts have not been rewarding; however, Management will continue to pursue attractive real estate opportunities particularly in the Florida market. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

        On June 13, 1996 the Company purchased a property located in the Embassy section of Washington, D.C. The Company initially intended to significantly improve and then resell the property. The process became cumbersome, costly and time consuming. Consequently Management decided to sell this property after limited improvements. The property was sold October 20, 1997.

        The Company presently owns one property located at 1810 24th Street N.W., Washington, D.C. As noted in the 1996 annual report, on October 2, 1996 the Board of Directors approved the purchase of this property for improvement and resale. This property was owned by the Company president John H. Michael and was being utilized as company offices. The purchase price was $817,500 and the sale finalized on December 20, 1996. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board secured and reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank, J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby Realty. These appraisals suggested a fair transfer price of between $840,000 and $900,000. After weighing all factors, the Board decided the transaction was prudent and fair to independent shareholders. The improvement process was initiated and is continuing and is expected to be completed during fiscal 1998. At September 30, 1997 the Company's total investment in this property totaled approximately $851,000 which management believes is approximately equal to present value.

The Company continues to consider possible acquisitions, business combinations, or start up proposals which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses.

At September 30, 1997, over 70% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 20% of net worth in trading or investment activities.

Employees

The Company has one full time officer employee. It also utilizes consultants, specialists and temporary employees as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 54 years old and a graduate of Georgetown University of Foreign Service and Harvard Business School.

Item 2 - Properties

The Company maintains an office in West Milford, New Jersey at a nominal cost. The Company's address is P.O. Box 5310, Parsippany, New Jersey 07054. The Company also has addresses at 1810 24th Street, N.W., Washington, D.C. and 320 Peacon Lane, Key West, Florida. The Company owns the Washington, D.C. property and is presently improving the property with the intention to offer it for sale.

Item 3 - Legal Proceedings

The Company is the defendant in one lawsuit filed in August 1997 claiming $49,000 for the alleged partial non-payment of a supplier in 1992. In the opinion of management the suit is totally without merit.

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)    Market Information

      The Company's Common Shares are traded on the "Bulletin Board System" under the symbol PERS.U. The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of Fiscal 1996. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not represent actual transactions.

Trading Quarter                                          Bid Price
                                                      ---------------
      1996                                            High        Low
      ----                                            ----        ---
      December 31, 1995 (First Quarter)               7/8         3/4
      March 31, 1996 (Second Quarter)                 1           3/4
      June 30, 1996 (Third Quarter)                   1           7/8
      September 30, 1996 (Fourth Quarter)             31/32       7/8

      1997                                            High        Low
      ----                                            ----        ---
      December 31, 1996 (First Quarter)               15/16       25/32
      March 31, 1997 (Second Quarter)                 15/16       7/8
      June 30, 1997 (Third Quarter)                   1           7/8
      September 30, 1997 (Fourth Quarter)             1           15/16

      1998                                            High        Low
      ----                                            ----        ---
      December 15, 1997 (First Quarter)               1-1/8       15/16

(b)   Holders

      As of December 15, 1997 there were approximately 500 record holders of the Company's Common Stock. Included are shares held in "nominee" or "street name".

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

Item 6 - Selected Financial Data

                     (In thousands except per share amounts)
                            Year Ended September 30,


OPERATING RESULTS                                  1997         1996         1995         1994         1993
                                                 --------     --------     --------     --------     --------
Investment Income (Loss)                         $  1,007          308     $   (241)    $    215     $  1,268
Income (Loss) From Continuing Operations               53         (149)        (352)          69          689
Income (Loss) From Discontinued Operations             --           --         (751)      (1,329)          45
Net Income (Loss)                                      53         (149)      (1,103)      (1,260)         734
Per Share Data:
Income (Loss) From Continuing Operations              .01         (.03)        (.07)         .01          .14
Income (Loss) From Discontinued Operations             --           --         (.09)        (.27)         .01
Loss on Sale of Discontinued Operations                --           --         (.07)          --           --
Net Income (Loss)                                     .01         (.03)        (.23)        (.26)         .15
Weighted Average Number of Shares Outstanding       5,050        4,866        4,864        4,864        4,941
FINANCIAL POSITION
Working Capital                                  $  7,555     $  7,502     $  7,546     $  6,785     $  7,528
Total Assets                                     $  7,785     $  7,882     $  7,921       12,738       15,656
Long-Term Debt                                         --           --           --        3,104        3,203
Accumulated Deficit (1)                            (5,915)      (5,968)      (5,819)      (4,716)      (3,456)
Total Stockholders' Equity                          7,555        7,502        7,546        8,649        9,909

Notes:

(1)   No dividends have been paid since inception.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At September 30, 1997 the Company had a cash and treasury bill balance of $6,117,000 which represented a $793,000 decrease from the $6,910,000 balance at September 30, 1996. This $793,000 decrease results from cash flow required for operations of $898,000 offset by $105,000 from the proceeds from the exercise of stock options. The cash flow required for operations of $898.000 results from net income of $53,000 combined with a provision of $151,000 for the loss on property held for sale offset by a cash outlay of $946,000 for the purchase of property held for development and sale and capital improvements of such property, in addition to changes in other operating assets and liabilities of $156,000. The Company's working capital position at September 30, 1997 was $7,555,000 as compared to a September 30, 1996 balance of $7,502,000.

      Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are inflated partly due to sellers' expectations being impacted by generally high stock market valuations. During the past year the Company has focused on the acquisition, improvement and resale of real property. Initial efforts have not been rewarding; however, management will continue to pursue attractive real estate opportunities particularly in the Florida market. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

      On June 13, 1996 the Company purchased a property located in the Embassy section of Washington, D.C. The Company initially intended to significantly improve and then resell the property. The process became cumbersome, costly and time consuming. Consequently Management decided to sell this property after limited improvements. The property was sold October 20, 1997.

      The Company presently owns one property located at 1810 24th Street N.W., Washington, D.C. As noted in the 1996 annual report, on October 2, 1996 the Board of Directors approved the purchase of this property for improvement and resale. This property was owned by the Company president John H. Michael and was being utilized as company offices. The purchase price was $817,500 and the sale finalized on December 20, 1996. The Board carefully considered and deliberated the issue of potential conflict of interest inherent in this transaction. The Board secured and reviewed independent appraisals of the property which were conducted by a designee of Riggs National Bank, J. Lee Donnelly & Son, and a second appraisal conducted by Sotheby Realty. These appraisals suggested a fair transfer price of between $840,000 and $900,000. After weighing all factors, the Board decided the transaction was attractive and fair to independent shareholders. The improvement process was initiated and is continuing and is expected to be completed during fiscal 1998. At September 30, 1997 the Company's total investment in this property totaled approximately $851,000 which management believes is approximately equal to present value.

      The Company continues to consider possible acquisitions, business combinations, or start up proposals which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combinations will be concluded.

      The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures contracts are particularly risky since a relatively small amount of capital controls a large nominal market value, thus greatly exaggerating the exposure to potential losses.

      At September 30, 1997, over 70% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 20% of net worth in trading or investment activities.

Results of Operations

      As a result of the sale of the Company's manufacturing assets, the financial results of the Company's manufacturing operation has been reported as "Discontinued Operations" in accordance with Accounting Principles Board Opinion No. 30. The prior years' results have been restated to conform to the new reporting format.

Fiscal Year 1997 Compared to 1996
Income (Loss) from Continuing Operations

      Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in 1996 an income tax credit. The Company realized income from continuing operations of $53,000 in the current year versus a loss of $149,000 in the prior year. Interest income declined $88,000 to $302,000 primarily due to less invested funds. Trading gains of $705,000 were realized versus trading losses of $82,000 in the prior year. General and administrative expenses of $954,000 were $495,000 higher than the prior year period of $459,000 due primarily to increased compensation paid to President John H. Michael and increased costs and expenses associated with real estate activities. During the current year the Company has not recorded an income tax provision due to available tax carry forwards.

Discontinued Operations

      During 1997 and 1996 there was no activity from discontinued operations.

Fiscal Year 1996 Compared to 1995
Income (Loss) from Continuing Operations

      Income (loss) from continuing operations consists of interest and trading gains and losses, general and administrative expenses and an income tax credit. The Company incurred a $149,000 loss from continuing operations in the current year versus a loss of $352,000, in the prior year period. Interest income increased $73,000 to $390,000 due to more invested funds. The Company experienced trading losses of $82,000 versus losses of $558,000 in the prior year which were substantially attributable to Standard & Poor's 500 index contracts. General and administrative expenses of $459,000 were $334,000 higher than the prior year period of $125,000 due mainly to higher payroll costs and the fact that operations in the two years were quite dissimilar. For fiscal year 1996, total compensation to Mr. Michael amounted to approximately $328,000 including $150,000 accrued bonus at September 30, 1996 related to Mr. Michael's new Employment Agreement. This bonus was paid January 2, 1997 and $105,000 was immediately returned to the Company in connection with the exercise of existing incentive stock options.

      During fiscal 1996, the Company recorded an income tax benefit of $2,000 related to its remaining loss carrybacks.

Discontinued Operations

      During the current year the Company experienced no gain or loss from discontinued operations versus a loss of $751,000 in the prior year. The loss of $751,000 in the prior year included a loss on the sale of the Company's manufacturing operations of $336,000. See note 2 to the Company's financial statements for a description of the sale transactions.

Inflation

      The Company believes that inflation does not have a material adverse effect on the results of its operations at the present time.

Year 2000

      The Company does not believe it has any significant exposure to the "Year 2000" computer problem, as the Company is not dependent on computers to any significant degree on its operations.

Item 8 - Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

Item 9 - Disagreements on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

      Mr. Michael has served as a director of the Company since 1980. In 1986 he was appointed Chairman of the Board of Directors and Chief Executive Officer and in 1987 he was named President. Mr. Michael graduated from Georgetown University School of Foreign Service in 1964 (BSFS) and Harvard Business School (MBA) in 1969.

      Dr. Alfonso Espinosa was elected to the Board of Directors May 2, 1996. Dr. Espinosa was a former Peruvian diplomat who served as Cultural Minister of Peru to the United States for many years and retired from the Foreign Ministry with the rank of Ambassador. He was also a respected retired faculty member of Georgetown University in Washington, D.C. Dr. Espinosa died on July 14, 1997.

Item 11 - Executive Compensation

      The following table sets forth a summary for the fiscal years ended September 30, 1997, 1996 and 1995 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. No disclosure is provided as to the cash compensation paid by the Company to other executive officers of the Company since the compensation paid to each such executive officer was less than $100,000 in the fiscal year ended September 30, 1997. In January 1997 the Company's Board of Directors approved a modification to Mr. Michael's Employment Agreement providing for annual performance compensation equal to no more than 60% of net trading profits in addition to his salary.


                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                             Long Term Compensation
                                  -------------------                             ----------------------
Name and                Fiscal          Salary                               Options          All
Principal Position      Year      Paid        Deferred       Bonus           (# of Shares)    Compensation (1)
------------------      ----      ----        --------       -----           -------------    ----------------
John H. Michael,        1997      $175,000    ------         $400,000        ------           ------
Chairman, Chief
Executive Officer
President and
Treasurer
                        1996      $138,000    ------         $190,000 (3)    ------           $4,200

                        1995      $60,000     $75,000 (2)    ------          ------           $1,300

(1) Represents contributions to the Company's 401(k) plan on behalf of Mr. Michael to match pre-tax elective deferral compensation (included under the salary column) made to such plan.

(2) In fiscal 1995 Mr. Michael decided to defer receipt of a portion of his salary. This deferred portion was paid in fiscal 1996.

(3) Of this amount $105,000 is required to be utilized during January 1997 to pay for the exercise of 150,000 incentive stock options.

                                Performance Graph

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period. assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100 on September 30, 1992 for purposes of preparing this graph.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

         [Graph showing relative performance of Company common stock and NASDAQ National Market Index]








             1992      1993      1994      1995     1996      1997

         PERSONAL DIAGNOSTICS, INC. - NASDAQ STOCK MARKET (US COMPANIES)

                                       1992      1993      1994      1995      1996      1997
Personal Diagnostics, incorporated     100.0     147.6     52.3      61.2      75.0      82.2

NASDAQ Stock Market (US Companies)     100.0     144.8     145.1     198.1     232.9     305.8

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 09/30/92.

Employment Agreement

      John H. Michael was employed by the Company pursuant to an Employment Agreement which extended from April 1, 1990 to March 31, 1996. Between April 1, 1996 and September 25, 1996 Mr. Michael was employed without an agreement at a salary of $150,000 per year.

      On September 25, 1996 the Company and Mr. Michael agreed upon a new three year employment agreement to September 24, 1999 with the right of the Employee to extend the Agreement for an additional three years. Pursuant to this agreement Mr. Michael will serve as the Company's President and Chief Executive Officer. Mr. Michael's annual base salary is $175,000 subject to increase upon review by the Board of Directors of the Company. The Agreement does not require Mr. Michael to devote a minimum amount of time to the affairs of the Company; however, it is anticipated that Mr. Michael will devote a majority of his business time and efforts to the Company. Mr. Michael is also restricted from disclosing, disseminating or using for his personal benefit or the benefit of others information deemed "Confidential". The Agreement does not restrict Mr. Michael's ability to work for any other company. The Agreement also provided for a bonus of $150,000 payable to Mr. Michael on January 2, 1997. $105,000 of this bonus was immediately returned to the Company to pay for exercised stock options.

      On January 17, 1997, the Board of Directors, with the agreement of Mr. Michael, modified Mr. Michael's employment agreement dated September 25, 1996. The Board wished to substantially compensate Mr. Michael for his singular role in generating securities trading profits for the Company. This modification provided for additional annual performance compensation to Mr. Michael of no more than 60% of net gains produced by Mr. Michael's trading and investment activities on the Company's behalf. Pursuant to this agreement, the Company paid Mr. Michael $400,000 in performance compensation during fiscal 1997. This amounted to slightly less than 57% of the $705,000 of net financial trading profits for the year.

      Further the Board, again with Mr. Michael's concurrence, canceled the provision of Mr. Michael's employment agreement whereby the Company agreed to lend up to $250,000 directly to Mr. Michael. Instead the Board agreed that the Company would guarantee up to $750,000 of secured bank loans to Mr. Michael provided that the primary security for any such loan is a minimum of one million shares of Personal Diagnostics, Inc. common stock owned by Mr. Michael. Also Mr. Michael agreed that in the event of default on any loan made pursuant to this arrangement the shares securing the loan would be immediately delivered by the lending bank to the Company's transfer agent for cancellation. At December 15, 1997 Mr. Michael had total borrowings of $750,000 outstanding from Riggs National Bank pursuant to this arrangement. Riggs National Bank holds 1,012,500 shares of Mr. Michael's Personal Diagnostic common stock as security for this loan. The Company is a guarantor of this loan.

Savings and Benefit Plans

      The Company had a 401k savings/retirement plan under which all the Company's eligible employees including executive officers were entitled to benefits. The plan allowed for the employee contributions to be matched by the Company on a pro rata basis. Contributions made by the Company amounted to $11,000, $4,200 and $0 for the fiscal years ended September 30, 1995, 1996 and 1997 respectively. Executive officers who qualified were also permitted to participate in the Company's Stock Option plans as well as the 401k plan. Executive officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the, Company terminated the 401k retirement plans.

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

      The Plans authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On April 28, 1988, the Board of Directors amended and restated the Company's 1986 and 1988 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans are now essentially identical. Outstanding options to purchase 150,000 Common Shares were exercised September 25, 1996. At September 30, 1997 options were outstanding to purchase 150,000 shares.

      Currently, the Company has one employee eligible to participate in the Plans. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, share split, share dividend or other such subdivision of combination of the Company's Common Shares. Any moneys received by the Company from the exercise of options will be used for working capital.

                  AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                                 TO BE COMPLETED

                                                   Number of            Value of
                                                   Shares underlying    unexercised
                                                   unexercised          in-the-money
                                                   options at fiscal    options at
                                                   year-end             fiscal year-end
                                                     (#)                      ($)

                       Shares          Value
                       acquired on     Realized    Exercisable          Exercisable
Name                   exercise (#)    ($)
John H. Michael (1)    N/A             N/A         150,000              $45,000

(1) On August 8, 1994, 312,500 incentive stock options granted to Mr. Michael under the Company's 1986 Stock Option Plan and 112,900 incentive stock options granted to Mr. Michael under the Company's 1988 Stock Option Plan were surrendered and canceled in exchange for 300,000 incentive stock options granted under the Company's 1988 Stock Option Plan, each having an exercise price of $.70 per share. These options are exercisable in 100,000 share increments on each of September 15, 1994, January 1, 1995 and January 1, 1996. Options were exercised on 150,000 of these shares on September 25, 1996.

(2) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise, or through a combination of such methods. The exercise price equals 110% of the fair market value of the shares of the Company's Common Stock on the date of grant. The above-market exercise price of the options at the date of grant is required under the regulations promulgated under Section 422 of the Internal Revenue Code of 1986, as amended for the grant of incentive stock options to an optionee owning in excess of IO% of the Company's voting stock at the date of grant.

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

Administration

      The Board of directors has appointed a Stock Option Committee consisting of John H. Michael and Dr. Alfonso Espinosa. Mr. Michael is Chairman of the Stock Option Committee. Dr. Espinosa died in July 1997. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. No grants were made during fiscal year 1997.

Compensation Committee Interlocks and Insider Participation

      The Company's Board of Directors determined the compensation paid to executive officers during fiscal 1996. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities. to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1997 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 1997.

Name and Address of                 Amount and Nature                   Percent
Beneficial Owner (1)                of Beneficial Ownership             of Class
--------------------                -----------------------             --------
John H. Michael                          3,869,432(2)                   74.9%
1810 24th Street N.W.
Washington, D.C.

Dr. Alfonso Espinosa                          -0-                        -0-
P.O. Box 5310
Parsippany, NJ 07054

----------------------

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.

(2) Includes incentive stock options to purchase 150,000 shares at $.70 per share which employee has the right to exercise immediately.

Item 13 - Certain Relationships

      On December 20, 1996, The Company purchased for $817,500, for the purpose of development and resale, the property owned by Mr. Michael at 1810 24th Street, N.W., Washington, D.C.

      At December 15, 1997, Mr. Michael had a secured loan outstanding in the amount of $750,000 from Riggs National Bank. The primary security for this loan is 1,012,500 shares of Personal Diagnostics common stock owned by Mr. Michael. The Company is a guarantor of this loan. (See "Employment Agreement").

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      The response to this portion of Item 14 is submitted as a separate section of this Report Commencing on page F-1.

(a)(2)      Inapplicable

(a)(3)      List of Exhibits

            Exhibit                                                  Location
            -------                                                  --------
            3.1        Articles of the Corporation        Incorporated by reference to
                                                          Registration Statement on
                                                          Form S-1 filed October 7, 1983
                                                          File No. 2-86991

            3.2        By-laws of the Corporation         Incorporated by reference to
                                                          Registration Statement on
                                                          Form S-1 filed October 7, 1983
                                                          File No. 2-86991

            10.1       Employment Agreement between       Incorporated by reference to
                       John H. Michael and the Company    1996 Form 10-K
                       dated September 25, 1996

            27.1       Financial Data Schedule


(b)         Reports on Form 8-K

            Date Filed          Transaction Reported
            ----------          --------------------
            December 4, 1996    Temporary removal of guideline
                                on percentage of Company assets
                                which may be at risk to speculative
                                loss.

            December 9, 1996    Close of short position on S&P
                                Futures Contracts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PERSONAL DIAGNOSTICS, INCORPORATED



                                    By:  /s/ John H. Michael
                                         -------------------------
                                          John H. Michael
                                          Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John H. Michael
    --------------------
     John H. Michael               Chairman of the Board,      December 22, 1997
                                   Chief Executive Officer,
                                   Chief Financial Officer,
                                   President, Treasurer and
                                   Secretary

      The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                       PERSONAL DIAGNOSTICS, INCORPORATED



                                      INDEX

                                                                          Page

Independent Auditors' Report                                               F-2

Balance Sheets as of September 30, 1997 and 1996                           F-3

Statements of Operations for the Years Ended
  September 30, 1997, 1996 and 1995                                        F-4

Statements of Changes in Stockholders' Equity
  for the Years Ended September 30, 1997, 1996 and 1995                    F-5

Statements of Cash Flows for the Years Ended
  September 30, 1997, 1996 and 1995                                        F-6

Notes to Financial Statements                                              F-7

Schedule II - Valuation and Qualifying Accounts                           F-14

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Personal Diagnostics, Incorporated

We have audited the financial statements of Personal Diagnostics, Incorporated as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                                             WISS & COMPANY, LLP


Livingston, New Jersey
December 10, 1997

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                 BALANCE SHEETS


                                                               September 30,
                                                       -----------------------------

                                                           1997             1996
                                                       ------------     ------------
                           ASSETS
CURRENT ASSETS:
   Cash and equivalents                                $  6,117,000     $  6,910,000
   Property held for development and sale                 1,661,000          866,000
   Due from stockholder (collected January 2, 1997)              --          105,000
   Other current assets                                       7,000            1,000
                                                       ------------     ------------
     Total Current Assets                                 7,780,000        7,882,000
                                                       ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $     12,000     $     10,000
   Accrued compensation                                          --          150,000
   Current liabilities of discontinued operations           125,000          150,000
   Other current liabilities                                 93,000           70,000
                                                       ------------     ------------
     Total Current Liabilities                              230,000          380,000
                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value; authorized,
   25,000,000 shares; issued and outstanding,
   5,014,000 shares                                          50,000           50,000
Capital in excess of par value                           13,420,000       13,420,000
Accumulated deficit                                      (5,915,000)      (5,968,000)
                                                       ------------     ------------
   Total Stockholders' Equity                             7,555,000        7,502,000
                                                       ------------     ------------
                                                       $  7,785,000     $  7,882,000
                                                       ============     ============

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF OPERATIONS


                                                          Year Ended September 30
                                                 ------------------------------------------
                                                    1997           1996            1995
                                                 -----------    -----------     -----------
INCOME:
   Interest                                      $   302,000    $   390,000     $   317,000
   Trading gains (losses)                            705,000        (82,000)       (558,000)
                                                 -----------    -----------     -----------
                                                   1,007,000        308,000        (241,000)
EXPENSES:
   General and Administrative                        954,000        459,000         125,000
                                                 -----------    -----------     -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                     53,000       (151,000)       (366,000)

PROVISION FOR INCOME TAXES (BENEFIT)                      --         (2,000)        (14,000)
                                                 -----------    -----------     -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                         53,000       (149,000)       (352,000)
                                                 -----------    -----------     -----------
LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES:
     Loss from operations                                 --             --        (415,000)
     Loss on sale                                         --             --        (336,000)
                                                 -----------    -----------     -----------
                                                          --             --        (751,000)
                                                 -----------    -----------     -----------
NET INCOME (LOSS)                                $    53,000    $  (149,000)    $(1,103,000)
                                                 -----------    -----------     -----------
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                   $       .01    $      (.03)    $      (.07)
     Income (loss) from continuing operations             --             --            (.09)
     Discontinued operations                              --             --            (.07)
                                                 -----------    -----------     -----------
     Loss on sale
     Net income (loss)                           $       .01    $      (.03)    $      (.23)
                                                 -----------    -----------     -----------
AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                   5,050,000      4,866,000       4,864,000
                                                 -----------    -----------     -----------

See accompanying notes to financial statements

                       PERSONAL DIAGNOSTICS, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                        Common Stock            Capital in
                                  --------------------------     Excess of     Accumulated
                                     Shares       Par Value      Par Value       Deficit
                                  -----------    -----------    -----------    -----------
BALANCES SEPTEMBER 30, 1994         4,864,000    $    49,000    $13,316,000    $(4,716,000)
YEARS ENDED SEPTEMBER 30, 1995
   Net loss                                --             --             --     (1,103,000)
                                  -----------    -----------    -----------    -----------
BALANCES SEPTEMBER 30, 1995         4,864,000         49,000     13,316,000     (5,819,000)
YEARS ENDED SEPTEMBER 30, 1996
   Exercise of stock options          150,000          1,000        104,000
   Net loss                                --             --             --       (149,000)
                                  -----------    -----------    -----------    -----------
BALANCES SEPTEMBER 30, 1996         5,014,000         50,000     13,420,000     (5,968,000)
YEARS ENDED SEPTEMBER 30, 1997
   Net Income                              --             --             --         53,000
                                  -----------    -----------    -----------    -----------
BALANCES SEPTEMBER 30, 1997         5,014,000    $    50,000    $13,420,000    $(5,915,000)
                                  -----------    -----------    -----------    -----------

See accompanying notes to financial statements

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                  Year Ended September 30,
                                                         -------------------------------------------
                                                             1997            1996            1995
                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                     $    53,000     $  (149,000)    $(1,103,000)
   Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
       Depreciation and amortization                              --              --         302,000
       Provision (benefit) for losses on accounts
         receivable                                               --         (50,000)             --
       Gain on disposal of property
         and equipment                                            --              --         (19,000)
       Loss on sale of discontinued operations                    --              --         336,000
       Provision for loss on property held for sale          151,000              --              --
       Changes in assets and liabilities:
         Trading securities                                       --       4,963,000      (3,933,000)
         Property held for development and sale             (946,000)       (866,000)             --
         Accounts receivable - net                                --         198,000         392,000
         Inventories                                              --              --         (70,000)
         Other current assets                                 (6,000)         15,000         558,000
         Accounts payable and accrued liabilities           (150,000)          5,000        (168,000)
                                                         -----------     -----------     -----------
            Net cash flows from operating activities        (898,000)      4,116,000      (3,705,000)
                                                         -----------     -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from disposal of property
     and equipment                                                --              --          29,000
   Net proceeds from sale of discontinued
     operations                                                   --              --       4,562,000
                                                         -----------     -----------     -----------
            Net cash flows from investing activities              --              --       4,591,000
                                                         -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection from stockholder for exercise of
     stock options in prior year                             105,000              --              --
   Principal payments on borrowings                               --              --      (2,451,000)
   Principal payments for equipment notes
     payable and capital lease obligations                        --              --      (1,195,000)
                                                         -----------     -----------     -----------
            Net cash flows from financing activities:        105,000              --      (3,646,000)
                                                         -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (793,000)      4,116,000      (2,760,000)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                    6,910,000       2,794.000       5,554,000)
                                                         -----------     -----------     -----------
CASH AND EQUIVALENTS, END OF YEAR                        $ 6,117,000     $ 6,910,000     $ 2,794,000
                                                         -----------     -----------     -----------

See accompanying notes to financial statements

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

NOTE 2 - DISCONTINUED OPERATIONS:

        On May 15, 1995, the Company completed the sale of certain assets to EBI Medical Systems, Inc., a subsidiary of Biomet, Inc. The assets sold consisted of (i) the land, building and improvements comprising the Company's executive offices and manufacturing facility located in Parsippany, New Jersey, (ii) all the Company's manufacturing equipment and machinery, and (iii) certain office equipment and manufacturing-relating items (collectively, the "Purchased Assets"). The purchase price for the Purchase was $4,400,000. Certain additional items, including miscellaneous inventory, were purchased separately.

                       PERSONAL DIAGNOSTICS, INCORPORATED

        The sale resulted in a pre-tax loss of $336,000, which included both a loss on the sale of assets and accruals for other estimated costs expected to be incurred in connection with the sale. The results of the Company's manufacturing operations have been reported separately as a component of discontinued operations in the Statements of Operations. Summary operating results of the manufacturing operations for the fiscal year ended September 30, 1995 were as follows:

                                                                       1995
                                                                    ----------
        Net sales                                                   $1,907,000
        Loss before income taxes                                      (415,000)
        Net loss                                                      (415,000)

        Current liabilities of discontinued operations at September 30, 1997 and 1996, consist of costs for product liability insurance.

NOTE 3 - INVESTMENTS

        At September 30, 1997 and 1996, cash and equivalents include $5,738,000 and $6,324,000, respectively of U.S. Treasury Bills purchased with maturities of three months or less.

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

NOTE 4 - PROPERTY HELD FOR DEVELOPMENT AND SALE:

        The Company owned two properties in Washington D.C. which it acquired with the intention to improve and sell. One property, carried at a net cost of $810,000 at September 30, 1997, was sold on October 20, 1997. For the year ended September 30, 1997, the Company provided an allowance of $151,000 for loss on the sale of this property. The other property, carried at a cost of $851,000 at September 30, 1997, is in the process of substantial renovation.

                       PERSONAL DIAGNOSTICS, INCORPORATED

NOTE 5 - OTHER CURRENT LIABILITIES:

        Other current liabilities consist of:

                                                       September 30,
                                                --------------------------
                                                  1997               1996
                                                -------            -------
Legal fees                                      $25,000            $13,000
Audit Fees                                       20,000             15,000
Annual Meeting                                   30,000             15,000
Relocation                                       10,000             22,000
Other                                             8,000              5,000
                                                -------            -------
                                                $93,000            $70,000

NOTE 6 - INCOME TAXES:

        The provision for income tax credit for continuing operations consists of current federal refunds.

        Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:


                                                           September 30,
                                                    --------------------------
                                                       1997              1996
                                                    ---------         --------
Deferred tax assets:
        Tax credit carryforwards                    $ 290,000         $290,000
        Net operating loss carryforwards              534,000          542,000
        Other items                                   109,000          120,000
                                                    ---------         --------
                                                      933,000          952,000
Valuation allowance                                  (933,000)        (952,000)
                                                    ---------         --------
Net asset                                           $      --         $      -
                                                    =========         ========

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net losses, that a full valuation allowance is appropriate at September 30, 1997 and 1996. During 1997 and 1996 the valuation allowance decreased $19,000 and increased $219,000, respectively.

        A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income
        (loss) from continuing operations before income taxes is as follows:

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                                    Year Ended September 30,
                                             -------------------------------------
                                                1997          1996          1995
                                             ---------     ---------     ---------
        Computed tax at federal
         statutory rate                      $  18,000     $ (51,000)    $(124,000)

        Net operating loss and tax credit
         limitations                           (18,000)       49,000       110,000
                                             ---------

        Provision (benefit) for income
         taxes                               $      --     $  (2,000)    $ (14,000)
                                             =========     =========     =========


        At September 30, 1997, the Company had net operating loss carryforwards of approximately $1,362,000 for regular tax purposes and $1,715,000 for alternative minimum tax (AMT) which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000, investment tax credits of approximately $52,000 and AMT credits of approximately $70,000 which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, as to $1,250,000 in 2009 and $112,000 in 2011. The research and development and investment tax credits expire, if not used, over the period 1999 to 2002.

        The AMT credits are available for an indefinite period.

NOTE 7- COMMITMENTS AND CONTINGENCIES:

        Employment Contract - At September 30, 1997, the Company has an employment contract with an officer which calls for an annual salary of not less than $175,000 until September 24, 1999 with the right of the employee to extend the agreement for an additional 3 year term with annual compensation of not less than $175,000. The contract also provided for a bonus to the officer of $150,000 that was paid in January 1997.

        In January 1997, the Board of Directors approved the modification of this agreement to provide for additional annual performance compensation up to 60% of net gains produced by the President's trading and investment activities on behalf of the Company. In addition, the Board further modified the agreement to guarantee up to $750,000 of personal loans obtained by the President, provided the President provide a minimum of 1,000,000 of his shares in the Company as collateral on such loan.

        Product Liability - The Company has continuing potential product liability exposure for equipment manufactured in prior years. The Company has maintained product liability insurance and knows of no present or threatened claim.

NOTE 8 - STOCK OPTIONS:

        Under the Company's 1988 Stock Option Plan, options may be granted to employees at prices not less than the fair market value at the dates of grant. The price shall be 110 percent of the fair market value

                       PERSONAL DIAGNOSTICS, INCORPORATED

        when the option is granted to an employee who owned more than ten percent of the Company's common stock at the date of grant. The Plan authorizes the granting of either "incentive stock options", as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire shares of the Company's common stock.

        The term of each option is ten years from the date of grant or such shorter term as may be provided in the stock option agreements. However, in the case of an incentive stock option granted to an employee who, immediately before the incentive stock option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the incentive stock option shall be five years from the date of grant or such shorter time as may be provided in the stock option agreements.

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
                                    -------
                                    750,000
                                    =======

        Changes in the Company's stock option plans were as follows:

                                                      Number of Shares
                                             ---------------------------------
                                               1997        1996         1995
                                             --------    --------     --------

         Outstanding at October 1
         ($.70-$2.00 per share)               150,000     300,000      344,000
         Exercised ($.70 per share)                --    (150,000)          --
         Cancelled ($.70-$2.00 per share)          --          --      (44,000)
                                             --------                 --------
         Outstanding at September 30
         ($.70 per share)                     150,000     150,000      300,000
                                             ========    ========     ========

NOTE 9 - EMPLOYEE BENEFIT PLAN:

        The Company had a 401(k) savings/retirement plan for all of its eligible employees. The plan allowed for employee contributions to be matched by the Company on a pro-rata basis. Contributions made by the Company for fiscal 1996 and 1995 amounted to $4,200 and $11,000, respectively. At December 31, 1996, the Company terminated its 401(k) savings/retirement plan.

                       PERSONAL DIAGNOSTICS, INCORPORATED

NOTE 10 - STATEMENTS OF CASH FLOWS:

                                                   Fiscal Years Ended In
                                           -------------------------------------
                                              1997          1996         1995
                                           ----------    ----------    ---------
         Supplemental disclosure of
           cash flow information -
           Interest paid                   $       --    $       --    $ 210,000
                                           ==========    ==========    =========
         Income taxes (refunded)           $   (2,000)   $   (5,000)   $(126,000)
                                           ==========    ==========    =========
         Supplemental schedule of non-
           cash investing and financing
           activities:
           Issuance of common stock
           in exchange for receivable      $       --    $  105,000    $      --
                                           ==========    ==========    =========

NOTE 11 - RELATED PARTY TRANSACTIONS:

        On October 2, 1996, the Company purchased real estate owned by its President - Principal Stockholder (the President) for $818,000.

        For the years ended September 30, 1997 and 1996, the Company leased office space from the President for $7,500 and $27,500, respectively.

        The Company has guaranteed a $750,000 personal loan to the President from a financial institution. The loan is collaterized by 1,112,500 shares of common stock of the Company owned by the President.

        During the years ended September 30, 1996 and 1995 the Company incurred legal fees approximating $19,000 and $107,000, respectively, from a law firm, a partner of which was also a member of the Company's Board of Directors and from another member of its Board of Directors.

NOTE 12 - NEW ACCOUNTING STANDARDS:

        In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which must be adopted by fiscal 1998. The Company currently believes that they will not have a material adverse effect on either its financial condition or results of operations. In June 1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." The Company is evaluating the requirements of SFAS 130 and SFAS 131 which must be adopted by fiscal 1999. Since these statements primarily relate to disclosure information, it is management's opinion that they will not have a material adverse effect on either its financial condition or results of operations.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          Deductions
                                                  --------------------------
                                     Additions
                      Balance at    Charged to    Written Off
                      Beginning      Costs and    Against the    Reversed to     Balance at
                       of year       Expenses       Reserve        Income       End of year
                       -------       --------       -------        ------       -----------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
1997                   $    --        $ --           $ --         $    --         $    --
                       =======        ====           ====         =======         =======
1996                   $50,000        $ --           $ --         $50,000         $    --
                       =======        ====           ====         =======         =======
1995                   $50,000        $ --           $ --         $    --         $50,000
                       =======        ====           ====         =======         =======