Form 10-Q
period 1997-12-31
PERSONAL DIAGNOSTICS INC
filed 1998-02-03
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from................to....................

Commission file number 0-10128


                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)



                     New Jersey                                   22-2325136
   (State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                           Identification No.)

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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at January 15, 1998
                 -----                      -------------------------------
      Common Stock, $.01 par value                     5,014,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


         Index                                                          Page No.
         -----                                                          --------
Part I   Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - December 31, 1997 and September 30, 1997          3

         Statements of Operations - For the Three Months Ended
         December  31, 1997 and 1996                                        4

         Statements of Cash Flows - For the Three Months Ended              5
         December  31, 1997 and 1996


         Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8


Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         10

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                      December 31,       September 30,
                                                                          1997               1997
                                                                      ------------       ------------
                                                                      (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
     Cash and equivalents (including three month Treasury Bills)      $  6,950,000       $  6,117,000
     Property held for development and sale-net                            855,000          1,661,000
     Other current assets                                                    5,000              7,000
                                                                      ------------       ------------
         Total Current Assets                                            7,810,000          7,785,000

                                                                      ------------       ------------
TOTAL ASSETS                                                          $  7,810,000       $  7,785,000
                                                                      ============       ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $     10,000       $     12,000
     Accrued payroll                                                        43,750                 --
     Current liabilities of discontinued operations                        100,000            125,000
     Other current liabilities                                              91,250             93,000
                                                                      ------------       ------------
         Total Current Liabilities                                         245,000            230,000
                                                                      ------------       ------------


STOCKHOLDERS' EQUITY:
     Common Stock,$.01 par value; authorized,
      25,000,000 shares; issued and outstanding,
      5,014,000 shares                                                      50,000             50,000
     Capital in excess of par value                                     13,420,000         13,420,000
     Accumulated deficit                                                (5,905,000)        (5,915,000)
                                                                      ------------       ------------
         Total Stockholders' Equity                                      7,565,000          7,555,000
                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  7,810,000       $  7,785,000
                                                                      ============       ============




                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                           December 31,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
INCOME:
    Interest                                      $   82,000          $   76,000
    Trading gains (losses)                            17,000             438,000
                                                  ----------          ----------
                                                      99,000             514,000
                                                  ----------          ----------

EXPENSES:
    General and administrative                        89,000             358,000
                                                  ----------          ----------

INCOME (LOSS) BEFORE
INCOME TAXES                                          10,000             156,000

PROVISION (BENEFIT)
FOR INCOME TAXES                                          --                  --
                                                  ----------          ----------

NET INCOME (LOSS)                                 $   10,000          $  156,000
                                                  ==========          ==========

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING                                $       --          $     0.03
                                                  ==========          ==========


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 5,050,000           5,014,000
                                                  ==========          ==========




                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                    December 31,
                                                            ---------------------------

                                                               1997            1996
                                                            ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $   10,000      $   156,000
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Provision for loss on property held for sale                   --          120,000
     Changes in assets and liabilities:
         Property held for development and sale                806,000         (894,000)
         Accounts payable and accrued liabilities               15,000          192,000
         Other current assets                                    2,000           (3,000)
                                                            ----------      -----------
           Net cash flows from operating activities            833,000         (429,000)
                                                            ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                            --               --
     Proceeds from disposal of property and equipment               --               --
                                                            ----------      -----------
           Net cash flows from investing activities                 --               --
                                                            ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                        --               --
                                                            ----------      -----------
           Net cash flows from financing activities                 --               --
                                                            ----------      -----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                   833,000         (429,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                    6,117,000        6,910,000
                                                            ----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $6,950,000      $ 6,481,000
                                                            ==========      ===========


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


2. TRADING SECURITIES

      For the three months ending December 31, 1997 and 1996, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At December 31, 1997 the Company had no open trading or investment positions.

      At December 31, 1997 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 20% of net worth in trading or investment activities.



3. PROPERTY HELD FOR DEVELOPMENT AND SALE

      The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation. As mentioned in note 4 to the Company's Form 10-K, a second property carried at a cost of $810,000 was sold on October 20, 1997. For the year ended September 30, 1997, the Company had provided a full allowance of $151,000 for the loss on the sale of this property.

4. STATEMENT OF CASH FLOWS


                                                              Three Months Ended
                                                                 December 31,
                                                                 ------------
                                                               1997       1996
                                                               ----       ----
    Supplemental disclosure of cash flows information-


    Income taxes paid/(refunded)                               $-0-       $-0-
                                                               ====       ====

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources

      At December 31, 1997, the Company had a cash and Treasury Bill balance of $6,950,000 which represents an $833,000 increase from the $6,117,000 balance at September 30, 1997. This $833,000 increase results entirely from cash flow from operations which includes the result of net income of $10,000 combined with the proceeds from the sale of a property for $806,000 and changes in operating assets and liabilities of $17,000. The Company's working capital position at December 31, 1997 was $7,565,000 as compared to a September 30, 1997 balance of $7,555,000.

      Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

      The Company presently owns one property in Washington D.C. which it acquired with the intention to improve and resell. The property is in the process of renovation. As mentioned in note 4 to the Company's Form 10-K, a second property carried at a cost of $810,000 was sold on October 20, 1997. For the year ended September 30, 1997, the Company had provided a full allowance of $151,000 for the loss on the sale of this property.

      The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses.

      The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 20% of net worth in trading or investment activities. At December 31, 1997, the Company had approximately 80% of its assets in United States Treasury Bills. At December 31, 1997 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended December 31, 1997


Net income (loss)

      The Company realized a profit in the current three-month period of $10,000 versus a gain of $156,000 in the prior year period. Interest income increased $6,000 to $82,000 primarily due to more invested funds. Trading gains equaled $17,000 compared to trading gains of $438,000 in the prior year period. General and administrative expenses of $89,000 were $269,000 lower than the prior year period of $358,000 due primarily to a special investment performance bonus of $150,000 paid to President John H. Michael in connection with trading gains achieved last year. In addition, last year's real estate operations were impacted by a special allowance of $120,000 for the diminished value of one of its properties.

      During the current and prior year quarter the Company had not recorded an income tax provision due to available tax carryforwards.

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



                                          PERSONAL DIAGNOSTICS, INCORPORATED

                                          Registrant


Date:  January 15, 1998                   By: /s/ John H. Michael
                                              -----------------------------
                                              John H. Michael, Chairman
                                              (on behalf of the registrant)