Form 10-Q
period 1998-03-31
PERSONAL DIAGNOSTICS INC
filed 1998-05-01
CIK 351935

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended March 31, 1998
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from ............to..............

Commission file number 0-10128


                       PERSONAL DIAGNOSTICS, INCORPORATED
             (Exact name of registrant as specified in its charter)


           New Jersey                                   22-2325136
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   PO Box 5310, Parsippany, NJ                             07054
 (Address of principal executive                        (Zip Code)
            offices)

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

Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 1998
            -----                       -----------------------------
Common Stock, $.01 par value                      5,014,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


        Index                                                           Page No.
        -----                                                           --------

Part I  Financial Information

        Item 1.  Financial Statements:

        Balance Sheets - March 31, 1998 and September 30, 1997             3

        Statements of Operations - For the Three and SixMonths Ended
        March  31, 1998 and 1997                                           4

        Statements of Cash Flows - For the Six Months Ended
        March 31, 1998 and 1997                                            5


        Notes to Financial Statements                                      6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8


Part II Other Information
        Item 6.  Exhibits and Reports on Form 8-K                         11

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                                   September 30,
                                                                    March 31, 1998                      1997
                                                                 --------------------           -------------------
                                                                     (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
     Cash and equivalents (including three month Treasury Bills)         $ 6,640,000                   $ 6,117,000
     Property held for development and sale-net                              860,000                     1,661,000
     Other current assets                                                      5,000                         7,000
                                                                 --------------------           -------------------
         Total Current Assets                                              7,505,000                     7,785,000

                                                                 --------------------           -------------------
TOTAL ASSETS                                                             $ 7,505,000                   $ 7,785,000
                                                                 ====================           ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $ 5,000                      $ 12,000
     Accrued payroll                                                          88,000                            -
     Current liabilities of discontinued operations                          100,000                       125,000
     Other current liabilities                                                65,000                        93,000
                                                                 --------------------           -------------------
         Total Current Liabilities                                           258,000                       230,000
                                                                 --------------------           -------------------


STOCKHOLDERS' EQUITY:
     Common Stock,$.01 par value; authorized,
      25,000,000 shares; issued and outstanding,
      5,014,000 shares                                                        50,000                        50,000
     Capital in excess of par value                                       13,420,000                    13,420,000
     Accumulated deficit                                                  (6,223,000)                   (5,915,000)
                                                                 --------------------           -------------------
         Total Stockholders' Equity                                        7,247,000                     7,555,000
                                                                 --------------------           -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 7,505,000                   $ 7,785,000
                                                                 ====================           ===================


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended                            Six Months Ended
                                               March 31,                                     March 31,
                                    ---------------------------------           ------------------------------------
                                        1998               1997                      1998                1997
                                    --------------     --------------           ----------------    ----------------
INCOME:
    Interest                             $ 85,000           $ 71,000                  $ 167,000           $ 147,000
    Trading gains (losses)               (340,000)           266,000                   (323,000)            704,000
                                    --------------     --------------           ----------------    ----------------
                                         (255,000)           337,000                   (156,000)            851,000
                                    --------------     --------------           ----------------    ----------------

EXPENSES:
    General and administrative             63,000            332,000                    152,000             690,000
                                    --------------     --------------           ----------------    ----------------

INCOME (LOSS) BEFORE
INCOME TAXES                             (318,000)             5,000                   (308,000)            161,000
                                    --------------     --------------           ----------------    ----------------

PROVISION (BENEFIT)
FOR INCOME TAXES                          -                  -                         -                   -
                                    --------------     --------------           ----------------    ----------------

NET INCOME (LOSS)                      $ (318,000)           $ 5,000                 $ (308,000)          $ 161,000
                                    ==============     ==============           ================    ================

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING                     $    (0.06)           -                       $    (0.06)          $    0.03
                                    ==============     ==============           ================    ================


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      5,050,000          5,014,000                  5,050,000           5,014,000
                                    ==============     ==============           ================    ================


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                  March 31,
                                                               -------------------------------------------------
                                                                      1998                         1997
                                                               -------------------          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $ (308,000)                    $ 161,000
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Provision for loss on property held for sale                               -                       120,000
     Changes in assets and liabilities:
         Property held for development and sale                           801,000                      (904,000)
         Accounts payable and accrued liabilities                          28,000                      (113,000)
         Other current assets                                               2,000                        (4,000)
                                                               -------------------          --------------------
           Net cash flows from operating activities                       523,000                      (740,000)
                                                               -------------------          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                        -                             -
     Proceeds from disposal of property and equipment                           -                             -
                                                               -------------------          --------------------
           Net cash flows from investing activities                             -                             -
                                                               -------------------          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    -                       105,000
                                                               -------------------          --------------------
           Net cash flows from financing activities                             -                       105,000
                                                               -------------------          --------------------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                              523,000                      (635,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               6,117,000                     6,910,000
                                                               -------------------          --------------------

CASH AND EQUIVALENTS, END OF PERIOD                                   $ 6,640,000                   $ 6,275,000
                                                               ===================          ====================


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


2.  TRADING SECURITIES

         For the three months ending March 31, 1998 and 1997, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At March 31, 1998 the Company had no open trading or investment positions. During the quarter the Company incurred a loss of $340,000 on its trading and investment activities as compared with a gain of $266,000 in the prior year period. During the quarter the nominal value of the Company's exposure to financial derivatives averaged approximately $475,000 per month compared with an average of $250,000 per month during the prior year period.

         A t March 31, 1998 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.



3.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation. The Company is evaluating its experience in the real estate improvement business and will decide during the next several months whether to continue or expand this activity.

4. STATEMENT OF CASH FLOWS

                                                             Six Months Ended
                                                                 March 31,
                                                                 ---------
                                                           1998            1997
                                                           ----            ----

Supplemental disclosure of cash flows information-

Income taxes paid/(refunded)                               $-0-         $(2,000)
                                                           ====         ========

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At March 31, 1998, the Company had a cash and Treasury Bill balance of $6,640,000 which represents an $523,000 increase from the $6,117,000 balance at September 30, 1997. This $523,000 increase results entirely from cash flow from operations which includes the result of a net loss of $308,000 offset by the proceeds from the sale of a property for $801,000 and changes in operating assets and liabilities of $30,000. The Company's working capital position at March 31, 1998 was $7,247,000 as compared to a September 30, 1997 balance of $7,555,000. Subsequent to the end of the quarter, the Company agreed in two private transactions with parties unrelated to the Company to purchase a total of 138,211 shares of the Company's common stock at $1.20 per share or a total of $165,853. This transaction will be completed May 4, 1998 and the shares will be cancelled.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management continues to invest considerable time and effort evaluating proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

         The Company presently owns one property in Washington D.C. which it acquired with the intention to improve and resell. The property is in the process of renovation. The Company is presently evaluating its experience in the real estate development business and will decide during the next several months whether to continue or expand this activity.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company incurred a loss of $340,000 on its trading and investment activities as compared with a gain of $266,000 in the prior year period. During the quarter the nominal value of the Company's exposure to financial derivatives averaged approximately $475,000 per month compared with an average of $250,000 per month during the prior year period.

         The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 15% of net worth in trading or investment activities. At March 31, 1998, the Company had approximately 80% of its assets in United States Treasury Bills. At March 31, 1998 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended March 31, 1998


Net income (loss)

         The Company incurred a loss in the current three-month period of $318,000 versus a gain of $5,000 in the prior year period. Interest income increased $14,000 to $85,000 primarily due to more invested funds. Trading losses equaled $340,000 compared to trading gains of $266,000 in the prior year period. General and administrative expenses of $63,000 were $269,000 lower than the prior year period of $332,000. The reduction of $269,000 was due to a lower level of compensation to President John Michael, a lower level of real estate development activity and lower insurance and professional costs. During the current quarter Mr. Michael accrued total compensation of $44,000 compared to compensation of $244,000 (which included a $200,000 special investment performance bonus) in the prior year quarter. In addition, a lower level of real estate development activity and lower insurance and professional costs accounted for the remaining decline of $69,000 compared to last year.

         During the current quarter the Company had not recorded an income tax benefit due to unavailable tax carryforwards.

Results of Operations

Six  Months Ended March 31, 1998


Net income (loss)

         The Company incurred a loss in the current six-month period of $253,000 versus a gain of $161,000 in the prior year period. Interest income increased $20,000 to $167,000 primarily due to more invested funds. Trading losses equaled $323,000 compared to trading gains of $704,000 in the prior year period. General and administrative expenses of $152,000 were $538,000 lower than the prior year period of $690,000. The reduction of $538,000 was due to a lower level of compensation to President John Michael, a lower level of real estate development activity and lower insurance and professional costs. During the current six-month period Mr. Michael accrued total compensation of $88,000 as compared to compensation of $438,000 (which included a special investment performance bonus of $350,000) in the prior year period. In addition, general and administrative expenses were $188,000 lower in the current six-month period due to lower insurance and professional costs and a lower level of real estate development activity which last year included a special provision of $120,000 for the diminished value of one of the Company's real estate properties.

         During the current six-month period the Company had not recorded an income tax benefit due to unavailable tax carryforwards.

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



                                              PERSONAL DIAGNOSTICS, INCORPORATED

                                              Registrant


Date:  April 30, 1998                         By:__________________________
                                                  John H. Michael, Chairman
                                                  (on behalf of the registrant)