Form 10-Q
period 1998-06-30
PERSONAL DIAGNOSTICS INC
filed 1998-07-10
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               ------------------  -----------------------

Commission file number 0-10128
                       -------

                       PERSONAL DIAGNOSTICS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                New Jersey                              22-2325136
      -------------------------------      -----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

            PO Box 5310, Parsippany, NJ                        07054
      ----------------------------------------               ----------
      (Address of principal executive offices)               (Zip Code)

                                 (201) 952-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at July 10, 1998
                 -----                       ----------------------------
     Common Stock, $.01 par value                      4,427,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


           Index                                                       Page No.
           -----                                                       --------

Part I     Financial Information

           Item 1.  Financial Statements:

           Balance Sheets - June 30, 1998 and September 30, 1997           3

           Statements of Operations - For the Three and Nine Months
           Ended June  30, 1998 and 1997                                   4

           Statements of Cash Flows - For the Nine Months Ended
           June 30, 1998 and 1997                                          5


           Notes to Financial Statements                                   6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8


Part II    Other Information
           Item 6.  Exhibits and Reports on Form 8-K                      11

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                                  September 30,
                                                                          June 30, 1998               1997
                                                                          -------------           -------------
                                                                           (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and equivalents (including three month Treasury Bills)           $  5,772,000            $  6,117,000
     Property held for development and sale-net                                 875,000               1,661,000
     Other current assets                                                         3,000                   7,000
                                                                           ------------            ------------
         Total Current Assets                                                 6,650,000               7,785,000

                                                                           ============            ============
TOTAL ASSETS                                                               $  6,650,000            $  7,785,000
                                                                           ============            ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $     10,000            $     12,000
     Current liabilities of discontinued operations                              50,000                 125,000
     Other current liabilities                                                   70,000                  93,000
                                                                           ------------            ------------
         Total Current Liabilities                                              130,000                 230,000
                                                                           ------------            ------------


STOCKHOLDERS' EQUITY:
     Common Stock,$.01 par value; authorized,
      25,000,000 shares; issued and outstanding,
      4,427,000 and 5,014,000 shares                                             44,000                  50,000
     Capital in excess of par value                                          12,647,000              13,420,000
     Accumulated deficit                                                     (6,171,000)             (5,915,000)
                                                                           ------------            ------------
         Total Stockholders' Equity                                           6,520,000               7,555,000
                                                                           ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  6,650,000            $  7,785,000
                                                                           ============            ============

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended                           Nine Months Ended
                                                      June 30,                                    June 30,
                                       ------------------------------------          -----------------------------------
                                            1998                   1997                  1998                  1997
                                       -------------           -----------           ------------           ------------
INCOME:
    Interest                             $    79,000           $    68,000            $   246,000            $   215,000
    Trading gains (losses)                      --                 (13,000)              (323,000)               691,000
                                         -----------           -----------            -----------            -----------
                                              79,000                55,000                (77,000)               906,000
                                         -----------           -----------            -----------            -----------

EXPENSES:
    General and administrative                27,000               133,000                179,000                823,000
                                         -----------           -----------            -----------            -----------

INCOME (LOSS) BEFORE
INCOME TAXES                                  52,000               (78,000)              (256,000)                83,000
                                         -----------           -----------            -----------            -----------

PROVISION (BENEFIT)
FOR INCOME TAXES                                --                    --                     --                     --
                                         -----------           -----------            -----------            -----------

NET INCOME (LOSS)                        $    52,000           $   (78,000)           $  (256,000)           $    83,000
                                         ===========           ===========            ===========            ===========

NET INCOME (LOSS) PER COMMON
SHARES OUTSTANDING                       $      0.01           $     (0.02)              $.(0.05)            $      0.02
                                         ===========           ===========            ===========            ===========


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         4,923,000             5,014,000              4,819,000              5,014,000
                                         ===========           ===========            ===========            ===========

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                 ----------------------------------
                                                                    1998                   1997
                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  (256,000)           $    83,000
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Provision for loss on property held for sale                       --                  120,000
     Changes in assets and liabilities:
         Property held for development and sale                      786,000               (929,000)
         Accounts payable and accrued liabilities                   (100,000)              (145,000)
         Other current assets                                          4,000                 (4,000)
                                                                 -----------            -----------
           Net cash flows from operating activities                  434,000               (875,000)
                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                --                     --
     Proceeds from disposal of property and equipment                   --                     --
                                                                 -----------            -----------
           Net cash flows from investing activities                     --                     --
                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of outstanding shares                               (884,000)                  --
     Proceeds from exercise of stock options                         105,000                105,000
                                                                 -----------            -----------
           Net cash flows from financing activities                 (779,000)               105,000
                                                                 -----------            -----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                        (345,000)              (770,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          6,117,000              6,910,000
                                                                 -----------            -----------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 5,772,000            $ 6,140,000
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

2.  TRADING SECURITIES

         For the three months ending June 30, 1998 and 1997, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At June 30, 1998 the Company had no open trading or investment positions. During the quarter the Company incurred no gain or loss on its trading and investment activities as compared with a loss of $13,000 in the prior year period. During the quarter the Company's had no exposure to financial derivatives.

         At June 30, 1998 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.

3.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation. The Company is evaluating its experience in the real estate improvement business and will decide during the next several months whether to continue or expand this activity.

4. STATEMENT OF CASH FLOWS

                                                            Nine Months Ended
                                                                 June 30,
                                                             1998        1997
                                                             ----        ----
   Supplemental disclosure of cash flows information-


   Income taxes paid/(refunded)                              $-0-     $(2,000)
                                                             ====     =======

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At June 30, 1998, the Company had a cash and Treasury Bill balance of $5,772,000 which represents an $345,000 decrease from the $6,117,000 balance at September 30, 1997. This $345,000 decrease results from cash flow from operations of $434,000 which includes the result of a net loss of $256,000 and changes in operating assets and liabilities of $96,000 offset by the net proceeds from the sale of a property for $786,000. In addition, cash flow used for financing activities accounted for $779,000 representing the net activity of repurchasing and canceling of outstanding shares for $884,000 offset by the proceeds received from President John Michael for the exercise of stock options in the amount of $105,000. The shares repurchased included 138,211 shares repurchased from two unrelated parties at $1.20 per share or $166,000 and 598,389 shares repurchased from Company President John H. Michael at $1.20 per share or $718,000. At June 30, 1998 the Company had no outstanding stock options. The Company's working capital position at June 30, 1998 was $6,520,000 as compared to a September 30, 1997 balance of $7,555,000.

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

         The Company presently owns one property in Washington D.C. which it acquired with the intention to improve and resell. The property is in the process of renovation. The Company is presently evaluating its experience in the real estate improvement business and will decide during the next several months whether to continue this activity.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company incurred no gain or loss on its trading and investment activities as compared with a loss of $13,000 in the prior year period. During the quarter the Company had no exposure to financial derivatives.

         The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 15% of net worth in trading or investment activities. At June 30, 1998, the Company had approximately 80% of its assets in United States Treasury Bills. At June 30, 1998 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended June 30, 1998

Net income (loss)

         The Company recorded income of $52,000 in the current three-month period versus a loss of $78,000 in the prior year period. Interest income increased $11,000 to $79,000 primarily due to more invested funds. There was no trading activity in the current quarter compared to trading losses of $13,000 in the prior year period. General and administrative expenses of $27,000 were $106,000 lower than the prior year period of $133,000. The reduction of $106,000 was due primarily to lower insurance costs and a lower level of compensation paid to President John Michael. During the current quarter the Company recorded a $50,000 reduction in insurance costs. During the prior year quarter Mr. Michael received a special investment performance bonus of $50,000 related to trading gains realized in the prior year period.

         During the current and prior year quarter the Company had not recorded an income tax provision/benefit due to unavailable tax carryforwards.

Results of Operations

Nine  Months Ended June 30, 1998


Net income (loss)

         The Company incurred a loss in the current nine-month period of $256,000 versus a gain of $83,000 in the prior year period. Interest income increased $31,000 to $246,000 primarily due to more invested funds. Trading losses equaled $323,000 compared to trading gains of $691,000 in the prior year period. General and administrative expenses of $179,000 were $644,000 lower than the prior year period of $823,000. The reduction of $644,000 was due primarily to a lower level of compensation paid to President John Michael and a lower level of real estate development activity. During the current nine-month period Mr. Michael received compensation of $131,000 as compared to compensation of $531,000 (which included a special investment performance bonus of $400,000 which was paid to Mr. Michael in connection with trading gains realized in the prior year period). In addition, general and administrative expenses were $244,000 lower in the current nine-month period due to lower insurance and professional costs and a lower level of real estate development activity which last year included a special allowance of $120,000 for the diminished value of one of the Company's real estate properties.

         During the current and prior year nine-month period the Company had not recorded an income tax benefit due to unavailable tax carryforwards.

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



                                           PERSONAL DIAGNOSTICS, INCORPORATED

                                           Registrant


Date:  July 10, 1998                       By: /s/ John H. Michael
                                              -------------------------------
                                              John H. Michael, Chairman
                                              (on behalf of the registrant)