Form 10-K
period 1998-09-30
PERSONAL DIAGNOSTICS INC
filed 1998-12-28
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934
    For the fiscal year end September 30, 1998
                            ------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934
    Commission File Number: 0-10128
                            -------

    PERSONAL DIAGNOSTICS, INCORPORATED
    ----------------------------------
    (Exact name of registrant as specified in its charter)

              NEW JERSEY                                        22-23251136
    ---------------------------------                     ----------------------
    (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

    P.O. Box 5310, Parsippany, New Jersey                         07054
    ---------------------------------------                    ----------
    (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code: (201) 952-9000
                                                        --------------

    Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                                    Name of each exchange
                                                            on which registered
         NONE                                                       NONE
    ---------------                                        ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,200,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board Quotation System on December 15, 1998.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class                                   Outstanding at December 15, 1998
        -----                                   --------------------------------
Common Stock, $.01 par value                                4,080,000

                         1997 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1  Business                                                               1

Item 2  Properties                                                             2

Item 3  Legal Proceedings                                                      2

Item 4  Submission of Matters to a Vote of Security Holders                    2


                                     PART II

Item 5  Market for the Registrant's Common Stock and
        Related Security Holder Matters                                        3

Item 6  Selected Financial Data                                                4

Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          5

Item 8  Financial Statements and Supplementary Data                            7

Item 9  Disagreements on Accounting and Financial Disclosure                   7


                                    PART III

Item 10 Directors and Executive Officers of the Registrant                     8

Item 11 Executive Compensation                                                 8

Item 12 Security Ownership of Certain Beneficial Owners
        and Management                                                        13

Item 13 Certain Relationships and Related Transactions                        14


                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K       15

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

         Subsequent to May 15, 1995 the Company retained ownership of receivables which it collected and other miscellaneous assets which it sold. Management continued to work diligently to assure that the Company's obligations to customers, employees and others were honored completely. The Company has continuing potential product liability exposure for equipment manufactured over the years. The Company has maintained product liability insurance and knows of no present or threatened claim of this nature. (See "Legal Proceedings")

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are generally inflated partly due to sellers' expectations being impacted by generally high stock market valuations. The Company continues to consider possible acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         During the past two years the Company has focused on the acquisition, improvement and resale of real property and management will continue to pursue attractive real estate opportunities. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas. On June 13, 1996 the Company purchased a property located in the Embassy section of Washington, D.C. After limited improvements the property was sold October 20, 1997 and the Company experienced a loss of $151,000 on this project. The Company presently owns one residential property located in Washington, D.C. The Company is improving the property and the process and is expected to be completed during fiscal 1999. At September 30, 1998 the Company's total investment in this property was approximately $893,000 which management believes is approximately equal to net market value.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 1998 the nominal value of the Company's exposure to financial derivatives averaged less than $150,000 per month.

         During fiscal 1998, the Company repurchased a total of 1,084,000 shares at $1.20 per share for a total of $1,300,800. A total of 138,211 shares were repurchased from two unrelated parties and 945,789 shares were repurchased from Company President John H. Michael. The purchases were made at or below the prevailing market price and about 20% below the net asset value per share. The Company may repurchase additional shares during the coming fiscal year but it has no specific plans to do so. At September 30, 1998 the Company had a total of 4,080,000 shares outstanding.

         At September 30, 1998, over 75% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.

Employees

         The Company has one full time officer employee. It also utilizes consultants, specialists and temporary employees as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 55 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

Item 2 - Properties

         The Company maintains an office in West Milford, New Jersey at a nominal cost. The Company's address is P.O. Box 5310, Parsippany, New Jersey 07054. The Company also has an address at 1810 24th Street, N.W., Washington, D.C. The Company owns the Washington, D.C. property and is presently improving the property with the intention to offer it for sale.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)      Market Information

         The Company's Common Shares are traded on the National Association of Securities Dealers OTC "Bulletin Board System" under the symbol PERS. The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of Fiscal 1997. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs or commissions and may not represent actual transactions.

Trading Quarter                                           Bid Price
---------------                                           ---------
                  1997                               High              Low
                  ----                               ----              ---

December 31, 1996 (First Quarter)                    15/16             25/32

March 31, 1997 (Second Quarter)                      15/16             7/8

June 30, 1997 (Third Quarter)                        1                 7/8

September 30, 1997 (Fourth Quarter)                  1                 15/16

                  1998                               High              Low
                  ----                               ----              ---

December 31, 1997 (First Quarter)                    1-1/8             15/16

March 31, 1998 (Second Quarter)                      1-3/16            1

June 30, 1998 (Third Quarter)                        1-3/8             1-1/8

September 30, 1998 (Fourth Quarter)                  1-5/16            1-1/8


                  1999                               High              Low
                  ----                               ----              ---

December 15, 1998 (First Quarter)                    1-3/16            1

(b)      Holders

         As of December 15, 1998 there were approximately 470 record holders of the Company's Common Stock.

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

Item 6 - Selected Financial Data

                                                         (In thousands except per share amounts)
                                                              Year Ended September 30,

OPERATING RESULTS                                    1998       1997       1996       1995       1994
-----------------                                    ----       ----       ----       ----       ----
Investment Income (Loss)                              ($30)    $1,007     $  308       ($241)      $215

Income (Loss) From Continuing Operations              (215)        53       (149)       (352)        69

Income (Loss) From Discontinued Operations             ---        ---        ---        (751)    (1,329)

Net Income (Loss)                                     (215)        53       (149)     (1,103)    (1,260)

Per Share Data:

Income (Loss) From Continuing Operations              (.04)       .01       (.03)       (.07)       .01

Income (Loss) From Discontinued Operations             ---        ---        ---        (.09)      (.27)

Loss on Sale of Discontinued Operations                ---        ---        ---        (.07)       ---

Net Income (Loss)                                     (.04)       .01       (.03)       (.23)      (.26)

Average Number of Shares Outstanding                 4,807      5,050      4,866       4,864      4,864

FINANCIAL POSITION
------------------
Working Capital                                     $6,145     $7,555     $7,502      $7,546     $6,785

Total Assets                                        $6,279     $7,785     $7,882      $7,921     12,738

Long-Term Debt                                         ---        ---        ---         ---      3,104

Accumulated Deficit (1)                             (6,130)    (5,915)    (5,968)     (5,819)    (4,716)

Total Stockholders' Equity                           6,145      7,555      7,502       7,546      8,649

Notes:
------
(1)      No dividends have been paid since incorporation.

                                       4

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1998 the Company had a cash and Treasury bill balance of $5,386,000 which represented a $731,000 decrease from $6,117,000 at September 30, 1997. This $731,000 decrease results from an increase in cash flow from operations of $464,000 offset by a decrease of $1,195,000 required for financing activities. The cash flow from operations results from net proceeds of $768,000 primarily on sale of property held for development and sale offset by a net loss of $215,000 and changes in operating assets and liabilities in the amount of $89,000. The funds used for financing activities of $1,195,000 results from the purchase and retirement of stock for $1,300,800 offset by funds received for exercise of stock options in the amount of $105,000. The Company's working capital position at September 30, 1998 was $6,145,000 as compared to the prior year-end balance of $7,555,000.

         During fiscal 1998 the Company repurchased a total of 1,084,000 shares at $1.20 per share for a total of $1,300,800. A total of 138,211 shares were repurchased from two unrelated parties and 945,789 shares were repurchased from Company President John H. Michael. The purchases were made at or below prevailing market and about 20% below the net asset value per share. At September 30, 1998 the Company had a total of 4,080,000 shares outstanding.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are inflated partly due to sellers' expectations being impacted by generally high stock market valuations. During the past two years the Company has focused on the acquisition, improvement and resale of real property and management will continue to pursue attractive real estate opportunities. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas.

         On June 13, 1996 the Company purchased a property located in the Embassy section of Washington, D.C. After limited improvements the property was sold October 20, 1997 and the Company experienced a loss of $151,000 on this project. The Company presently owns one residential property located in Washington, D.C. The Company is improving the property and the process is expected to be completed during fiscal 1999. At September 30, 1998 the Company's total investment in this property was approximately $893,000 which management believes is approximately equal to net market value.

         The Company continues to consider possible acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combinations will be concluded.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 1998 the nominal value of the Company's exposure to financial derivatives averaged less than $150,000 per month.

         At September 30, 1998, over 75% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.

Results of Operations

Fiscal Year 1998 Compared to 1997
Income Loss From Continuing Operations

         Net income consists of interest and trading gain and losses and general and administrative expenses. The Company incurred a net loss of $215,000 in the current year versus income of $53,000 in the prior year. Interest income increased $17,000 to $319,000 primarily due to more invested funds. Trading losses of $349,000 were realized versus trading gains of $705,000 in the prior year. General and administrative expenses of $185,000 were $769,000 lower than the prior year period due primarily to decreased compensation paid to President John H. Michael, decreased costs and expenses associated with real estate activities and lower insurance and professional fees. During fiscal 1998, the Company has not recorded an income tax benefit because tax losses can not be utilized.

Fiscal Year 1997 Compared to 1996
Income (Loss) from Continuing Operations

         Income (loss) from continuing operations consists of interest and trading gains and losses and general and administrative expenses and in 1996 an income tax credit. The Company realized income from continuing operations of $53,000 in the current year versus a loss of $149,000 in the prior year. Interest income declined $88,000 to $302,000 primarily due to less invested funds. Trading gains of $705,000 were realized versus trading losses of $82,000 in the prior year. General and administrative expenses of $954,000 were $495,000 higher than the prior year period of $459,000 due primarily to increased compensation paid to President John H. Michael and increased costs and expenses associated with real estate activities. During fiscal 1997, the Company did not record an income tax provision due to available tax carry forwards.

Inflation

         The Company believes that inflation does not have a material adverse effect on the results of its operations at the present time.

Computer Year 2000 Issue ("Y2K")

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Management believes that the Company and its important business and professional counterparties have prepared adequately for this event. The Company expects no material adverse impact from the year 2000 computer issue.

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

Item 11 - Executive Compensation

          The following table sets forth a summary for the fiscal years ended September 30, 1998, 1997 and 1996 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. In January 1997 the Company's Board of Directors approved a modification to Mr. Michael's Employment Agreement providing for annual performance compensation equal to no more than 60% of net trading profits in addition to his salary. During fiscal 1998 Mr. Michael elected to accept only 75% of the compensation provided by his employment agreement. The balance of $43,875 was waived.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                              Long Term Compensation
                               ---------------------                       ----------------------------------
Name and            Fiscal           Salary                                   Options             All
Principal Position   Year      Paid         Deferred        Bonus          (# of Shares)     Compensation (1)
------------------  -------    ----         --------        -----          -------------     ----------------
John H. Michael,     1998    $131,250(3)      ---            ---                ---               ---
Chairman, Chief
Executive Officer
President and
Treasurer
                     1997    $175,000         ---          $400,000             ---               ---

                     1996    $ 138,000        ---          $190,000(2)          ---            $ 4,200

(1) Represents contributions to the Company's 401(k) plan on behalf of Mr. Michael to match pre-tax elective deferral compensation (included under the salary column) made to such plan.

(2) Of this amount $105,000 was required to be utilized during January 1997 to pay for the exercise of 150,000 incentive stock options

(3) During fiscal 1998 Mr. Michael elected to accept only 75% of the compensation provided by his employment agreement. The balance of $43,875 was waived.

                                Performance Graph

         The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100 on September 30, 1993 for purposes of preparing this graph.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

              Personal Diagnostics, Incorporated
              NASDAQ Stock Market (US Companies)

        350

        300

        250
                                                         x
        200                                      x

        150                              x
                                x
        100    ox        x

         50              o      o        o       o       o

          0    1993    1994    1995    1996    1997    1998

                    o  Personal Diagnostics, Incorporated
                    x  NASDAQ Stock Market (US Companies)

                                               1993       1994       1995       1996      1997       1998
Personal Diagnostics, Incorporated             100.0       36.3      43.7       52.4      57.1       64.8
NASDAQ Stock Market (US Companies)             100.0      101.2      136.3      159.2     208.2      231.6

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 09/30/93.

Savings and Benefit Plans

         The Company had a 401k savings/retirement plan under which all the Company's eligible employees including executive officers were entitled to benefits. The plan allowed for the employee contributions to be matched by the Company on a pro rata basis. Contributions made by the Company amounted to $4,200, $0 and $0 for the fiscal years ended September 30, 1996, 1997 and 1998 respectively. Executive officers who qualified were also permitted to participate in the Company's Stock Option plans as well as the 401k plan. Executive officers participate in group life and medical plans, which are available generally to all employees. At December 31, 1995 the Company terminated the 401k retirement plans.

Directors

         The Company's outside Directors, of which there are none at this time, are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at each Board meeting. In late fiscal 1997 Director Alphonso Espinosa died reducing the Board to one member, John H. Michael. The Company hopes during fiscal 1999 to increase the Board of Directors to three members including at least one unaffiliated individual.

Stock Option Plan and Warrants

         On April 23, 1986 and April 28, 1988, the Board of Directors adopted Employee Stock Option Plans which were approved by the Company's shareholders. Under the 1986 Plan, which terminated in 1996, options to purchase no more than 150,000 Common Shares could be granted. Under the 1988 Plan, which terminated in 1998, options to purchase no more than 450,000 Common Shares could be granted. On September 17, 1990 the Board of Directors adopted the 1990 Stock Option Plan which terminates in the year 2000, and authorizes the granting of options to purchase no more than 300,000 common shares. The 1990 Stock Option Plan was approved by the Company's shareholders at their annual meeting on September 12, 1991. (Hereinafter the 1986, 1988 and 1990 Plans shall be collectively referred to as the "Plans".)

         The Plans authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On September 17, 1990, the Board of Directors amended and restated the Company's 1986 and 1988 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans were then essentially identical. Outstanding options to purchase 150,000 Common Shares were exercised June 6, 1998. There remain 300,000 options available for grant under the 1990 Plan.
At September 30, 1998 no options were outstanding under any of the Plans.

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

                  AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                       Number of             Value of
                                                                       Shares underlying     unexercised
                                                                       Unexercised           in-the-money
                                                                       options at fiscal     options at
                                                                       year-end              fiscal year-end
                                                                               (#)                  ($)
                           Shares                Value
                           acquired on           Realized              Exercisable           Exercisable
Name                       exercise (#)          ($)
John H. Michael (1)(2)     150,000               75,000                None                  None

(1) Options were exercised on 150,000 shares at an exercise price of $.70 per share on June 6, 1998. No options are presently outstanding.

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


Administration

         The Board of directors has appointed a Stock Option Committee consisting of John H. Michael. Mr. Michael is Chairman of the Stock Option Committee. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. No grants were made during fiscal year 1998.


Compensation Committee Interlocks and Insider Participation

         The Company's Board of Directors determined the compensation paid to the sole executive officer during fiscal 1998. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company.


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

         Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1998 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 1998.

Name and Address of                      Amount and Nature               Percent
Beneficial Owner (1)                  of Beneficial Ownership           of Class
--------------------                  -----------------------           --------

John H. Michael                              3,060,543                    75.0%
1810 24th Street N.W.
Washington, D.C.

All Officers and Directors                   3,060,543                    75.0%
as a Group

--------------

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.


Item 13 - Certain Relationships

         During fiscal 1998, Mr. Michael had a secured loan outstanding in the amount of $750,000 from Riggs National Bank. The primary security for this loan was 1,012,500 shares of Personal Diagnostics common stock owned by Mr. Michael. The Company was a guarantor of this loan. The loan was repaid in full in fiscal 1998. Also, during fiscal 1998 the Company repurchased a total of 945,789 shares of its common stock at $1.20 per share from Company President John H. Michael.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

          The response to this portion of Item 14 is submitted as a separate section of this Report Commencing on page F-1.

(a)(2)    Inapplicable

(a)(3)    List of Exhibits

          Exhibit                                         Location
          -------                                         --------
          3.1   Articles of Incorporation        Filed Form S-1 October 7, 1983
                                                 File No. 2-86991

          3.2   Bylaws of the Corporation        Filed Form S-1 October 7, 1983
                                                 File No. 2-86991

          10.1  Employment Agreement between     Page E-1 1996 Form 10K
                John H. Michael and the Company
                dated September 25, 1996


(b)       Reports on Form 8-K

          Date Filed                                  Transaction Reported
          ----------                                  --------------------
          September 24, 1998                     Company share repurchase
                                                 reduces outstanding common
                                                 stock to 4,080,000 shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERSONAL DIAGNOSTICS, INCORPORATED



                                           By: /s/ John H. Michael
                                              ----------------------------------
                                               John H. Michael
                                               Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ John H. Michael                             December 28, 1998
-----------------------------------------
John H. Michael, Chief Executive Officer,
Chairman of the Board, President, Treasurer
and Secretary


         The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                                FINANCIAL REPORT
                               SEPTEMBER 30, 1998

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                      INDEX


                                                                         Page


Independent Auditors' Report                                              F-2

Balance Sheets as of September 30, 1998 and 1997                          F-3

Statements of Operations for the Years Ended
 September 30, 1998, 1997 and 1996                                        F-4

Statements of Changes in Stockholders' Equity
 for the Years Ended September 30, 1998, 1997 and 1996                    F-5

Statements of Cash Flows for the Years Ended
 September 30, 1998, 1997 and 1996                                        F-6

Notes to Financial Statements                                         F-7 - F-12



All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Personal Diagnostics, Incorporated


We have audited the financial statements of Personal Diagnostics, Incorporated as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                                     WISS & COMPANY, LLP


Livingston, New Jersey
December 9, 1998

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                 BALANCE SHEETS

                                                                                       September 30,
                                                                            ----------------------------------
                                       ASSETS                                   1998                 1997
                                                                            ------------          ------------
CURRENT ASSETS:
    Cash and equivalents                                                    $  5,386,000          $  6,117,000
    Property held for development and sale                                       893,000             1,661,000
    Other current assets                                                               -                 7,000
                                                                            ------------          ------------
      Total Current Assets                                                  $  6,279,000          $  7,785,000
                                                                            ============          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $     14,000          $     12,000
    Current liabilities of discontinued operations                                50,000               125,000
    Other current liabilities                                                     70,000                93,000
                                                                            ------------          ------------
         Total Current Liabilities                                               134,000               230,000
                                                                            ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized,
      25,000,000 shares; issued 5,164,000 shares in fiscal
      1998 and 5,014,000 shares in fiscal 1997                                    51,000                50,000
    Capital in excess of par value                                            13,524,000            13,420,000
    Accumulated deficit                                                       (6,130,000)           (5,915,000)
                                                                            ------------          ------------
                                                                               7,445,000             7,555,000
    Less:  Treasury stock 1,084,000 shares in 1998, at cost                   (1,300,000)                    -
                                                                            ------------          ------------
         Total Stockholders' Equity                                            6,145,000             7,555,000
                                                                            ------------          ------------
                                                                            $  6,279,000          $  7,785,000
                                                                            ============          ============

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                     Year Ended September 30,
                                                     ----------------------------------------------------
                                                         1998                 1997                1996
                                                     -----------           ----------         -----------
INCOME:
     Interest                                        $   319,000           $  302,000         $   390,000
     Trading gains (losses)                             (349,000)             705,000             (82,000)
                                                     -----------           ----------         -----------
                                                         (30,000)           1,007,000             308,000
EXPENSES:
     General and administrative                          185,000              954,000             459,000
                                                     -----------          -----------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                       (215,000)              53,000            (151,000)

PROVISION FOR INCOME TAXES (BENEFIT)                           -                    -              (2,000)
                                                     -----------           ----------         -----------
NET INCOME (LOSS)                                    $  (215,000)          $   53,000         $  (149,000)
                                                     ===========           ==========         ===========
BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE                            $  (.04)             $   .01             $  (.03)
                                                         =======              =======             =======
AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                        4,807,000            5,050,000           4,866,000
                                                     ============          ===========        ============

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                            Common Stock                Capital in
                                     ---------------------------         Excess of            Treasury         Accumulated
                                       Shares         Par Value         Par Value              Stock            Deficit
                                     ---------        ----------        -----------           --------         -----------
BALANCES, SEPTEMBER 30, 1995         4,864,000        $ 49,000         $13,316,000            $       -        $(5,819,000)

YEAR ENDED SEPTEMBER 30, 1996:
    Exercise of stock options          150,000           1,000             104,000                    -                  -
    Net loss                                 -               -                   -                    -           (149,000)
                                     ---------        --------         -----------          -----------        -----------
BALANCES, SEPTEMBER 30, 1996         5,014,000          50,000          13,420,000                    -         (5,968,000)

YEAR ENDED SEPTEMBER 30, 1997 -
    Net income                               -               -                   -                    -             53,000
                                     ---------        --------         -----------          -----------        -----------
BALANCES, SEPTEMBER 30, 1997         5,014,000          50,000          13,420,000                    -         (5,915,000)

YEAR ENDED SEPTEMBER 30, 1998:
    Purchase of treasury stock                               -                               (1,300,000)                 -
    Exercise of stock options          150,000           1,000             104,000                    -                  -
    Net loss                                                                                          -           (215,000)
                                     ---------        --------         -----------          -----------        -----------
BALANCES, SEPTEMBER 30, 1998         5,164,000        $ 51,000         $13,524,000          $(1,300,000)       $(6,130,000)
                                     =========        ========         ===========          ===========        ===========

See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended September 30,
                                                                 ----------------------------------------------------
                                                                    1998                 1997                1996
                                                                 -----------         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $ (215,000)         $   53,000          $  (149,000)
    Adjustments to reconcile net income (loss) to
      net cash flows from operating activities:
       Provision (benefit) for losses on accounts receivable              -                   -              (50,000)
       Provision for loss on property held for sale                       -             151,000                    -
       Changes in assets and liabilities:
          Trading securities                                              -                   -            4,963,000
          Property held for development and sale                    768,000            (946,000)            (866,000)
          Accounts receivable - net                                       -                   -              198,000
          Other current assets                                        7,000              (6,000)              15,000
          Accounts payable and accrued liabilities                  (96,000)           (150,000)               5,000
                                                                 ----------          ----------           ----------
              Net cash flows from operating activities              464,000            (898,000)           4,116,000
                                                                 ----------          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                         105,000             105,000                    -
    Purchase of treasury of stock                                (1,300,000)                 -                     -
                                                                 ----------          ----------           ----------
              Net cash flows from financing activities           (1,195,000)            105,000                    -
                                                                 ----------          ----------           ----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (731,000)           (793,000)           4,116,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR                           6,117,000           6,910,000            2,794,000
                                                                 ----------          ----------           ----------


CASH AND EQUIVALENTS, END OF YEAR                                $5,386,000          $6,117,000           $6,910,000
                                                                 ==========          ==========           ==========

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

                Net Income (Loss) Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" which was issued in February 1997 and is effective for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company uses the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. When not anti-dilutive, diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

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

                Stock Compensation - Statement of Financial Accounting Standards ("SFAS) No. 123, "Accounting" for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. No options were granted during the years ended September 30, 1998, 1997 or 1996 and accordingly, no proforma disclosure has been provided.

Note 2   -      Investments:

                At September 30, 1998 and 1997, cash and equivalents include approximately $5,088,000 and $5,738,000 respectively of U.S. Treasury Bills purchased with maturities of three months or less.

                The Company periodically enters into futures contracts for commodities or stock indexes. The Company considers these investments to be trading securities.

Note 3   -      Property Held for Development and Sale:

                The Company owned two properties in Washington D.C. which it acquired with the intention to improve and sell. One property, carried at a net cost of approximately $810,000 at September 30, 1997, was sold on October 20, 1997. For the year ended September 30, 1997, the Company provided an allowance of $151,000 for loss on the sale of this property. The other property, carried at a cost of $893,000 at September 30, 1998, is in the process of renovation.


Note 4   -      Other Current Liabilities:

                Other current liabilities consist of:

                                                        September 30,
                                               ------------------------------
                                                  1998               1997
                                                  ----               ----

                    Legal fees                  $  25,000            $ 25,000
                    Audit fees                     20,000              20,000
                    Annual meeting                 15,000              30,000
                    Relocation                          -              10,000
                    Other                          10,000               8,000
                                               ----------         -----------
                                                $  70,000           $  93,000
                                                =========           =========

                Current liabilities of discontinued operations at September 30, 1998 and 1997, consist of the estimated costs for product liability insurance.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

Note 5   -      Income Taxes:

                Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                             September 30,
                                                     --------------------------
                                                          1998           1997
                                                          ----           ----
                Deferred tax assets:
                    Tax credit carryforwards         $   290,000    $   290,000
                    Net operating loss carryforwards     580,000        534,000
                    Other items                          159,000        109,000
                                                     -----------    -----------
                                                       1,029,000        933,000
                Valuation allowance                   (1,029,000)      (933,000)
                                                     -----------    -----------
                Net asset                            $        --    $        --
                                                     ===========    ===========

                A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net losses, that a full valuation allowance is appropriate at September 30, 1998 and 1997. During fiscal 1998 and 1997 the valuation allowance increased $96,000 and decreased $19,000, respectively.


                A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) before income taxes is as follows:


                                                              Year Ended September 30,
                                                         ---------------------------------
                                                            1998         1997        1996
                                                            ----         ----        ----
                Computed tax at federal
                   statutory rate                         $(73,000)   $ 18,000    $(51,000)

                Net operating loss and tax (credits) or
                   limitations                              73,000     (18,000)     49,000
                                                          --------    --------    --------

                Provision (benefit) for income taxes
                                                          $     --    $     --    $ (2,000)
                                                          ========    ========    ========



                At September 30, 1998, the Company had net operating loss carryforwards of approximately $1,453,000 for regular tax purposes and $1,809,000 for alternative minimum tax (AMT) which can be used to offset future taxable income. The Company also

                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                has research and development credits of approximately $168,000, investment tax credits of approximately $52,000 and AMT credits of approximately $70,000 which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, as to $1,250,000 in 2009, $112,000 in 2011 and $91,000 in 2018. The research and development and investment tax credits expire, if not used, over the period 1999 to 2002.

                The AMT credits are available for an indefinite period.

Note 6   -      Commitments and Contingencies:

                Employment Contract - At September 30, 1998, the Company has an employment contract with an officer which provides for an annual salary of not less than $175,000 until September 24, 1999 with the right of the employee to extend the agreement for an additional three year term with annual compensation of not less than $175,000. The contract also provided for a bonus to the officer of $150,000 that was paid in January 1997.

                In January 1997, the Board of Directors approved the modification of this agreement to provide for additional annual performance compensation up to 60% of net gains produced by the President's trading and investment activities on behalf of the Company. In addition, the Board further modified the agreement to guarantee up to $750,000 of personal loans obtained by the President, provided the President provide a minimum of 1,000,000 of his shares in the Company as collateral on such loan. The loan was repaid during fiscal 1998.

                Product Liability - The Company has continuing potential product liability exposure for equipment manufactured in prior years. The Company has maintained product liability insurance and knows of no present or threatened claim.

Note 7   -      Stock Options:

                During September 1990, the Board of Directors adopted the 1990 Stock Option Plan (the "Plan"). The Plan authorizes the granting of either "incentive stock options", as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire shares of the Company's common stock. Under the Company's 1990 Stock Option Plan, incentive stock options may be granted to employees at prices not less than the fair market value at the dates of grant. The price shall be 110 percent of the fair market value when the option is granted to an employee who owned more than ten percent of the Company's common stock at the date of grant. The exercise price of the non-qualified options shall be determined at the discretion of the Board of Directors.

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

                The Plan allows for a maximum of 300,000 shares subject to options terminating in 2000.

                Changes in the Company's stock option plans were as follows:

                                                                       Number of Shares
                                                             ---------------------------------
                                                                1998         1997        1996
                                                             ---------     --------    -------

                Outstanding at October 1
                    ($.70 per share)                            150,000     150,000    300,000
                Exercised ($.70 per  share)                    (150,000)         --   (150,000)
                                                               --------    --------   --------
                Outstanding at September 30 ($.70 per share)
                                                                     --     150,000    150,000
                                                               ========    ========   ========

Note 8  -       Statements of Cash Flows:

                                                                    Fiscal Years Ended In
                                                            -------------------------------------------
                                                                1998            1997          1996
                                                             ---------        --------       -------
                Supplemental disclosure of
                 cash flow information

                  Income taxes (refunded)                     $             $       (2,000)  $ (15,000)
                                                              ===========   ==============   =========

                Supplemental schedule of non-cash investing
                  and financing activities:
                   Issuance of common stock in exchange
                     for receivable                           $        --   $           --   $ 105,000
                                                              ===========   ==============   =========


                       PERSONAL DIAGNOSTICS, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

Note 9  -       Related Party Transactions:

                In June 1998 and September 1998, the Company purchased from its President - Principal Stockholder (the President) 598,389 and 347,400 shares respectively, of its common stock for $1.20 per share.

                On October 2, 1996, the Company purchased real estate owned by the President for $818,000.

                For the years ended September 30, 1997 and 1996, the Company leased office space on a month to month basis from the President for $7,500 and $27,500, respectively.

                The Company had guaranteed a $750,000 personal loan received by the President from a financial institution. The loan was collateralized by 1,012,500 shares of common stock of the Company owned by the President. This loan was repaid during fiscal 1998.

                During the year ended September 30, 1996 the Company incurred legal fees approximating $19,000, from a law firm, a partner of which was also a member of the Company's Board of Directors and from another member of its Board of Directors.

Note 10  -      New Accounting Standards:

                New Accounting Pronouncements - In June 1997, the Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components as part of a full set of financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the Board issued SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. The aforementioned pronouncements were effective for years beginning after December 15, 1997. In addition, the Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998 for years beginning after June 15, 1999.