Form 10-Q
period 1998-12-31
PERSONAL DIAGNOSTICS INC
filed 1999-01-29
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ....................to...........................

Commission file number 0-10128


                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



                New Jersey                               22-2325136
                ----------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        PO Box 5310, Parsippany, NJ                         07054
        ---------------------------                         -----
  (Address of principal executive offices)                (Zip Code)
                 offices)

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

Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at January 15, 1999
                -----                       -------------------------------
    Common Stock, $.01 par value                       4,080,000

                       PERSONAL DIAGNOSTICS, INCORPORATED



             Index                                                                         Page No.
             -----                                                                         --------
Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - December 31, 1998 and September 30, 1998                        3

             Statements of Operations - For the Three Months Ended
             December 31, 1998 and 1997                                                       4

             Statements of Cash Flows - For the Three Months Ended
             December 31, 1998 and 1997                                                       5


             Notes to Financial Statements                                                    6

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                               7



Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                        9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                    December 31,       September 30,
                                                                                       1998                 1998
                                                                                    ------------       -------------
                                                                                    (UNAUDITED)

                                        ASSETS

CURRENT ASSETS:
      Cash and equivalents (including three month Treasury Bills)                   $ 5,380,000          $ 5,386,000
      Property held for development and sale                                            893,000              893,000
      Other current assets                                                                2,000                   --
                                                                                    -----------          -----------
          Total Current Assets                                                        6,275,000            6,279,000

                                                                                    ===========          ===========
TOTAL ASSETS                                                                        $ 6,275,000          $ 6,279,000
                                                                                    ===========          ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                  $ 5,000             $ 14,000
      Current liabilities of discontinued operations                                     25,000               50,000
      Other current liabilities                                                          70,000               70,000
                                                                                    -----------          -----------
          Total Current Liabilities                                                     100,000              134,000
                                                                                    -----------          -----------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       5,164,000 shares                                                                  51,000               51,000
      Capital in excess of par value                                                 13,524,000           13,524,000
      Accumulated deficit                                                            (6,100,000)          (6,130,000)
                                                                                    -----------          -----------
                                                                                      7,475,000            7,445,000
      Less:  Treasury stock 1,084,000 shares, at cost                                (1,300,000)          (1,300,000)
                                                                                    -----------          -----------
          Total Stockholders' Equity                                                  6,175,000            6,145,000
                                                                                    -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 6,275,000          $ 6,279,000
                                                                                    ===========          ===========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                               December 31,
                                                ----------------------------------------
                                                  1998                           1997
                                                ---------                      ---------
INCOME:
     Interest                                   $  62,000                      $  82,000
     Trading gains (losses)                          -                            17,000
                                                ---------                      ---------
                                                   62,000                         99,000
                                                ---------                      ---------

EXPENSES:
     General and administrative                    32,000                         89,000
                                                ---------                      ---------

INCOME  BEFORE
INCOME TAXES                                       30,000                         10,000
                                                ---------                      ---------

PROVISION (BENEFIT)
FOR INCOME TAXES                                    -                               -
                                                ---------                      ---------

NET INCOME                                       $ 30,000                       $ 10,000
                                                =========                      =========

BASIC AND DILUTED
NET INCOME PER SHARE                             $   0.01                       $   -
                                                =========                      =========


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              4,080,000                      5,050,000
                                                =========                      =========




                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                   ----------------------------------

                                                                                      1998                   1997
                                                                                   ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 30,000              $ 10,000
     Adjustments to reconcile net income to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                                              -               806,000
         Accounts payable and accrued liabilities                                      (34,000)               15,000
         Other current assets                                                           (2,000)                2,000
                                                                                   -----------           -----------
           Net cash flows from operating activities                                     (6,000)              833,000
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                     -                     -
     Proceeds from disposal of property and equipment                                        -                     -
                                                                                   -----------           -----------
           Net cash flows from investing activities                                          -                     -
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of outstanding shares                                                        -                     -
     Proceeds from exercise of stock options                                                 -                     -
                                                                                   -----------           -----------
           Net cash flows from financing activities                                          -                     -
                                                                                   -----------           -----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                                            (6,000)              833,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            5,386,000             6,117,000
                                                                                   -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                                                $ 5,380,000           $ 6,950,000
                                                                                   ===========           ===========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF PRESENTATION
    ---------------------

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


2.  TRADING SECURITIES
    ------------------

         For the three months ending December 31, 1998 and 1997, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At December 31, 1998 the Company had no open trading or investment positions. During the quarter the Company incurred no gain or loss on its trading and investment activities as compared with a profit of $17,000 in the prior year period. During the quarter the Company's had no exposure to financial derivatives.

         At December 31, 1998 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.



3.  PROPERTY HELD FOR DEVELOPMENT AND SALE
    --------------------------------------

         The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation which is expected to be completed during fiscal 1999.


4. STATEMENT OF CASH FLOWS
   -----------------------
                                                        Three Months Ended
                                                           December 31,
                                                           ------------
                                                       1998           1997
                                                       ----           ----

Supplemental disclosure of cash flows information-
  Income taxes paid/(refunded                          $-0-           $-0-
                                                       ====           ====

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources
         -------------------------------

         At December 31, 1998, the Company had a cash and Treasury Bill balance of $5,380,000 which represents an $6,000 decrease from the $5,386,000 balance at September 30, 1998. This $6,000 decrease results entirely from cash flow from operations which includes the result of a net profit of $30,000 and changes in operating assets and liabilities of $36,000. The Company's working capital position at December 31, 1998 was $6,175,000 as compared to a September 30, 1998 balance of $6,145,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas. The Company expects no adverse impact from the Year 2000 computer issue. The Company presently owns one property in Washington D.C. which it acquired with the intention to improve and resell. The property is in the process of renovation that is expected to be completed in fiscal 1999.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company incurred no gain or loss on its trading and investment activities as compared with a profit of $17,000 in the prior year period. During the quarter the Company had no exposure to financial derivatives.

         The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 15% of net worth in trading or investment activities. At December 31, 1998, the Company had approximately 80% of its assets in United States Treasury Bills. At December 31, 1998 the Company had no outstanding investment or trading positions.

Results of Operations
---------------------

Three Months Ended December  31, 1998
---------------------------  --------


Net income (loss)
-----------------

         The Company recorded income of $30,000 in the current three-month period versus a profit of $10,000 in the prior year period. Interest income decreased $20,000 to $62,000 primarily due to lower interest rates. There was no trading activity in the current quarter compared to trading gains of $17,000 in the prior year period. General and administrative expenses of $32,000 were $57,000 lower than the prior year period of $89,000. The reduction of $57,000 was due primarily to a lower level of compensation paid to President John Michael.

         During the current and prior year quarter the Company had not recorded an income tax provision due to available tax carryforwards.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------




PART II   Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PERSONAL DIAGNOSTICS, INCORPORATED

                                   Registrant


Date:  January 29, 1999            By:  /s/ John H. Michael
                                      ------------------------------------------
                                      John H. Michael, Chairman
                                      (on behalf of the registrant)