Form 10-K/A
period 1998-09-30
PERSONAL DIAGNOSTICS INC
filed 1999-03-03
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

          27    Financial Data Schedule          10-K/A


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


         /s/ John H. Michael                                    March 3, 1998
-----------------------------------------
John H. Michael, Chief Executive Officer,
Chairman of the Board, President, Treasurer
and Secretary


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