Form 10-Q
period 1999-03-31
PERSONAL DIAGNOSTICS INC
filed 1999-04-23
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ....................to...........................

Commission file number 0-10128
                       -------

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



               New Jersey                               22-2325136
               ----------                               ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       PO Box 5310, Parsippany, NJ                         07054
       ---------------------------                         -----
     (Address of principal executive                    (Zip Code)
                offices)

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

Yes X  No
   ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at April 16, 1999
                -----                        -----------------------------
    Common Stock, $.01 par value                       4,080,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


        Index                                                          Page No.
        -----                                                          --------

Part I  Financial Information

Item 1  Financial Statements:

        Balance Sheets - March 31, 1999 and September 30, 1998             3

        Statements of Operations - For the Three and Six Months Ended
        March 31, 1999 and 1998                                            4

        Statements of Cash Flows - For the Six Months Ended
        March 31, 1999 and 1998                                            5

        Notes to Financial Statements                                      6

Item 2  Management's Discussion and Analysis of  Financial Condition and
        Results of Operations                                              7

Part II Other Information

Item 1  Legal Proceedings                                                  9

Item 2  Changes in Securities and Use of Proceeds                          9

Item 3  Defaults Upon Senior Securities                                    9

Item 4  Submission of Matters to a Vote of Security Holders                9

Item 5  Other Information                                                  9

Item 6  Exhibits and Reports on Form 8-K                                   9

        Exhibit 27.1:  Financial Data Schedule                            E-1

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                   March 31,                  September 30,
                                                                                     1999                          1998
                                                                                 -----------                  -------------
                                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and equivalents (including three month Treasury Bills)                $ 5,557,000                   $ 5,386,000
      Property held for development and sale                                         893,000                       893,000
                                                                                 -----------                   -----------
          Total Current Assets                                                     6,450,000                     6,279,000
                                                                                 -----------                   -----------
TOTAL ASSETS                                                                     $ 6,450,000                   $ 6,279,000
                                                                                 ===========                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                               $ 5,000                      $ 14,000
      Accrued payroll                                                                 45,000                             -
      Current liabilities of discontinued operations                                  25,000                        50,000
      Other current liabilities                                                       70,000                        70,000
                                                                                 -----------                   -----------
          Total Current Liabilities                                                  145,000                       134,000
                                                                                 -----------                   -----------
STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       5,164,000 shares                                                               51,000                        51,000
      Capital in excess of par value                                              13,524,000                    13,524,000
      Accumulated deficit                                                         (5,970,000)                   (6,130,000)
                                                                                 -----------                   -----------
                                                                                   7,605,000                     7,445,000
      Less:  Treasury stock 1,084,000 shares, at cost                             (1,300,000)                   (1,300,000)
                                                                                 -----------                   -----------
          Total Stockholders' Equity                                               6,305,000                     6,145,000
                                                                                 -----------                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 6,450,000                   $ 6,279,000
                                                                                 ===========                   ===========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                          Six Months Ended
                                                   March 31,                                  March 31,
                                         -------------------------------          -----------------------------------
                                             1999              1998                     1999                1998
                                         ------------    ---------------          ---------------     ---------------
INCOME:
     Interest                             $   58,000        $    85,000              $  120,000          $  167,000
     Trading gains (losses)                  172,000           (340,000)                172,000            (323,000)
                                          ----------        -----------              ----------          ----------
                                             230,000           (255,000)                292,000            (156,000)
                                          ----------        -----------              ----------          ----------
EXPENSES:
     General and administrative              100,000             63,000                 132,000             152,000
                                          ----------        -----------              ----------          ----------
INCOME (LOSS) BEFORE
INCOME TAXES                                 130,000           (318,000)                160,000            (308,000)
                                          ----------        -----------              ----------          ----------
PROVISION (BENEFIT)
FOR INCOME TAXES                                   -                  -                       -                   -
                                          ----------        -----------              ----------          ----------
NET INCOME (LOSS)                           $130,000        $  (318,000)             $  160,000          $ (308,000)
                                          ==========        ===========              ==========          ==========
BASIC AND DILUTED
NET INCOME PER SHARE                      $     0.03        $     (0.06)             $     0.04          $    (0.06)
                                          ==========        ===========              ==========          ==========
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         4,080,000          5,050,000               4,080,000           5,050,000
                                          ==========        ===========              ==========          ==========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                      -------------------------------------
                                                                          1999                     1998
                                                                      -----------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $   160,000              $  (308,000)
     Adjustments to reconcile net income (loss)  to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                                 -                  801,000
         Accounts payable and accrued liabilities                          11,000                   28,000
         Other current assets                                                   -                    2,000
                                                                      -----------              -----------
           Net cash flows from operating activities                       171,000                  523,000
                                                                      -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                        -                        -
     Proceeds from disposal of property and equipment                           -                        -
                                                                      -----------              -----------
           Net cash flows from investing activities                             -                        -
                                                                      -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of outstanding shares                                           -                        -
     Proceeds from exercise of stock options                                    -                        -
                                                                      -----------              -----------
           Net cash flows from financing activities                             -                        -
                                                                      -----------              -----------
INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                              171,000                  523,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               5,386,000                6,117,000
                                                                      -----------              -----------
CASH AND EQUIVALENTS, END OF PERIOD                                   $ 5,557,000              $ 6,640,000
                                                                      ===========              ===========

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------

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

2.  TRADING SECURITIES
    ------------------

         For the three months ending March 31, 1999 and 1998, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At March 31, 1999 the Company had no open trading or investment positions. During the quarter the Company realized a gain of $172,000 on its trading and investment activities as compared with a loss of $340,000 in the prior year period. During the quarter the Company's exposure to financial derivatives averaged approximately $225,000 per month as compared with an average of $475,000 per month during the prior year period.

         At March 31, 1999 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.

3.  PROPERTY HELD FOR DEVELOPMENT AND SALE
    --------------------------------------

         The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation, which is expected to be completed during fiscal 1999.

4. STATEMENT OF CASH FLOWS
   -----------------------
                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1999           1998
                                                          ----           ----

Supplemental disclosure of cash flows information--
   Income taxes paid/(refunded)                           $-0-           $-0-
                                                          ====           ====

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources
         -------------------------------

         At March 31, 1999, the Company had a cash and Treasury Bill balance of $5,557,000, which represents an $171,000 increase from the $5,386,000 balance at September 30, 1998. This $171,000 increase results entirely from cash flow from operations which includes the result of a net profit of $160,000 and changes in operating assets and liabilities of $11,000. The Company's working capital position at March 31, 1999 was $6,305,000 as compared to a September 30, 1998 balance of $6,145,000.

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

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company realized a gain of $172,000 on its trading and investment activities as compared with a loss of $340,000 in the prior year period. During the quarter the Company's exposure to financial derivatives averaged approximately $225,000 per month as compared with an average of $475,000 per month during the prior year period.

         The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 15% of net worth in trading or investment activities. At March 31, 1999, the Company had approximately 80% of its assets in United States Treasury Bills. At March 31, 1999 the Company had no outstanding investment or trading positions.

Results of Operations
---------------------

Three Months Ended March 31, 1999
---------------------------------

Net income (loss)
-----------------

         The Company recorded income of $130,000 in the current three-month period versus a loss of $318,000 in the prior year period. Interest income decreased $27,000 to $58,000 primarily due to lower interest rates. Trading gains in the current quarter was $172,000 compared to trading losses of $340,000 in the prior year period. General and administrative expenses of $100,000 were $37,000 higher than the prior year period of $63,000. The increase of $37,000 was due primarily to a higher level of insurance costs and professional fees.

         During the current and prior year quarter the Company had not recorded an income tax provision/benefit due to its tax carryforward position at that time.

Results of Operations
---------------------

Six Months Ended March 31, 1999
-------------------------------

Net income (loss)
-----------------

         The Company recorded income of $160,000 in the current six-month period versus a loss of $308,000 in the prior year period. Interest income decreased $47,000 to $120,000 primarily due to lower interest rates. Trading gains in the current period was $172,000 compared to trading losses of $323,000 in the prior year period. General and administrative expenses of $132,000 were $20,000 lower than the prior year period of $152,000. The decrease of $20,000 was due primarily to a lower level of insurance and professional fees.

         During the current and prior year period the Company had not recorded an income tax provision/benefit due to its tax carryforward position at that time.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------


PART II. Other Information


Item 1.           Legal Proceedings
                  -----------------

                  Not Applicable.

Item 2.           Change in Securities and Use of Proceeds
                  ----------------------------------------

                  Not Applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not Applicable.

Item 5.           Other Information
                  -----------------

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits: See Financial Data Schedule, attatched hereto as
                      Exhibit 27.1

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PERSONAL DIAGNOSTICS, INCORPORATED

                                           Registrant


Date:  April 23, 1999                      By:        /s/ John H. Michael
                                               ---------------------------------
                                               John H. Michael, Chairman
                                               (on behalf of the registrant)