Form 10-Q
period 1999-06-30
PERSONAL DIAGNOSTICS INC
filed 1999-07-26
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number 0-10128
                      ---------


                       PERSONAL DIAGNOSTICS, INCORPORATED
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          New Jersey                                   22-2325136
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  PO Box 5310, Parsippany, NJ                            07054
-------------------------------                --------------------------
(Address of principal executive                        (Zip Code)
           offices)

                                 (973) 952-9000
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at July 22, 1999
                 -----                        ----------------------------
     Common Stock, $.01 par value                       4,080,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


             Index                                                                                     Page No.

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - June 30, 1999 and September 30, 1998                                        3

             Statements of Operations - For the Three and Nine Months Ended
             June 30, 1999 and 1998                                                                       4

             Statements of Cash Flows - For the Nine Months Ended  June  30, 1999 and 1998                5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                            June 30,        September 30,
                                                                             1999               1998
                                                                         ------------       -------------
                                                                         (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents (including three month Treasury Bills)        $  5,617,000         $  5,386,000
      Property held for development and sale                                  893,000              893,000
      Other current assets                                                      5,000                 --
                                                                         ------------         ------------
          Total Current Assets                                              6,515,000            6,279,000

                                                                         ------------         ------------
TOTAL ASSETS                                                             $  6,515,000         $  6,279,000
                                                                         ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                   $      5,000         $     14,000
      Accrued payroll                                                          45,000                 --
      Current liabilities of discontinued operations                           25,000               50,000
      Other current liabilities                                                85,000               70,000
                                                                         ------------         ------------
          Total Current Liabilities                                           160,000              134,000
                                                                         ------------         ------------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       5,164,000 shares                                                        51,000               51,000
      Capital in excess of par value                                       13,524,000           13,524,000
      Accumulated deficit                                                  (5,920,000)          (6,130,000)
                                                                         ------------         ------------
                                                                            7,655,000            7,445,000
      Less:  Treasury stock 1,084,000 shares, at cost                      (1,300,000)          (1,300,000)
                                                                         ------------         ------------
          Total Stockholders' Equity                                        6,355,000            6,145,000
                                                                         ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  6,515,000         $  6,279,000
                                                                         ============         ============

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                  Nine Months Ended
                                                   June 30,                              June 30,
                                       -------------------------------       -------------------------------
                                          1999               1998               1999                1998
                                       -----------        ------------       -----------         -----------
INCOME:
     Interest                          $    63,000        $    79,000        $   183,000         $   246,000
     Trading gains (losses)                  8,000               --              180,000            (323,000)
                                       -----------        -----------        -----------         -----------
                                            71,000             79,000            363,000             (77,000)
                                       -----------        -----------        -----------         -----------

EXPENSES:
     General and administrative             21,000             27,000            153,000             179,000
                                       -----------        -----------        -----------         -----------

INCOME (LOSS) BEFORE
INCOME TAXES                                50,000             52,000            210,000            (256,000)
                                       -----------        -----------        -----------         -----------

PROVISION (BENEFIT)
FOR INCOME TAXES                              --                 --                 --                  --
                                       -----------        -----------        -----------         -----------

NET INCOME (LOSS)                      $    50,000        $    52,000        $   210,000         $  (256,000)
                                       ===========        ===========        ===========         ===========

BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE            $      0.01        $      0.01        $      0.05         $     (0.05)
                                       ===========        ===========        ===========         ===========

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       4,080,000          4,923,000          4,080,000           4,819,000
                                       ===========        ===========        ===========         ===========

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                    -----------------------------------
                                                                       1999                     1998
                                                                    -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $   210,000             $  (256,000)
     Adjustments to reconcile net income (loss)  to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                            --                   786,000
         Accounts payable and accrued liabilities                        26,000                (100,000)
         Other current assets                                            (5,000)                  4,000
                                                                    -----------             -----------
           Net cash flows from operating activities                     231,000                 434,000
                                                                    -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                   --                      --
     Proceeds from disposal of property and equipment                      --                      --
                                                                    -----------             -----------
           Net cash flows from investing activities                        --                      --
                                                                    -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                            --                  (884,000)
     Proceeds from exercise of stock options                               --                   105,000
                                                                    -----------             -----------
           Net cash flows from financing activities                        --                  (779,000)
                                                                    -----------             -----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                            231,000                (345,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             5,386,000               6,117,000
                                                                    -----------             -----------

CASH AND EQUIVALENTS, END OF PERIOD                                 $ 5,617,000             $ 5,772,000
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

2.  TRADING SECURITIES

         For the three months ending June 30, 1999 and 1998, there was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities. At June 30, 1999 the Company had no open trading or investment positions. During the quarter the Company realized a gain of $8,000 on its trading and investment activities as compared with no gain or loss in the prior year period. During the quarter the Company's had no exposure to financial derivatives.

         At June 30, 1999 approximately 80% of total Company's assets were held in United States Treasury Bills. Since it is the intention of the Company to acquire or develop an operating business, the Company presently intends to risk no more than 15% of net worth in trading or investment activities.


3.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company presently owns one property in Washington D.C., which it acquired with the intention to improve and resell. The property is in the process of renovation, which is expected to be completed during fiscal 1999.


4. STATEMENT OF CASH FLOWS
                                                            Three Months Ended
                                                                 June 30,
                                                                 --------
                                                              1999      1998
                                                              ----      ----
      Supplemental disclosure of cash flows information-
         Income taxes paid/(refunded)                         $-0-      $-0-
                                                              ====      ====

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At June 30, 1999, the Company had a cash and Treasury Bill balance of $5,617,000, which represents an $231,000 increase from the $5,386,000 balance at September 30, 1998. This $231,000 increase results entirely from cash flow from operations which includes the result of a net profit of $210,000 and changes in operating assets and liabilities of $21,000. The Company's working capital position at June 30, 1999 was $6,355,000 as compared to a September 30, 1998 balance of $6,145,000.

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

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company realized a gain of $8,000 on its trading and investment activities as compared with no gain or loss in the prior year period. During the quarter the Company's had no exposure to financial derivatives.

         The focus of the Company's efforts is to acquire or develop an operating business. The Company presently intends to risk no more than 15% of net worth in trading or investment activities. At June 30, 1999, the Company had approximately 80% of its assets in United States Treasury Bills. At June 30, 1999 the Company had no outstanding investment or trading positions.

Results of Operations

Three Months Ended June 30, 1999

Net income (loss)

         The Company recorded income of $50,000 in the current three-month period versus a profit of $52,000 in the prior year period. Interest income decreased $16,000 to $63,000 primarily due to lower interest rates. Trading gains in the current quarter were $8,000 compared to no gain or loss in the prior year period. General and administrative expenses of $21,000 were $6,000 lower than the prior year period of $27,000. The decrease of $6,000 was due primarily to a lower level of insurance costs and professional fees.

         During the current and prior year quarter the Company did not record an income tax provision/benefit due to its tax carryforward position at that time.

Results of Operations

Nine Months Ended June 30, 1999


Net income (loss)

         The Company recorded income of $210,000 in the current nine-month period versus a loss of $256,000 in the prior year period. Interest income decreased $63,000 to $183,000 primarily due to lower interest rates. Trading gains in the current period were $180,000 compared to trading losses of $323,000 in the prior year period. General and administrative expenses of $153,000 were $26,000 lower than the prior year period of $179,000. The decrease of $26,000 was due primarily to a lower level of insurance and professional fees.

         During the current and prior year period the Company did not record an income tax provision/benefit due to its tax carryforward position at that time.

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


                                     PERSONAL DIAGNOSTICS, INCORPORATED

                                     Registrant


Date:  July 26, 1999                 By:   /s/ John H. Michael
                                           --------------------------------
                                           John H. Michael, Chairman
                                           (on behalf of the registrant)