Form 10-K
period 1999-09-30
PERSONAL DIAGNOSTICS INC
filed 1999-12-27
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year end September 30, 1999
                                    ------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
       OF 1934

       Commission File Number: 0-10128

                       PERSONAL DIAGNOSTICS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEW JERSEY                                 22-23251136
        -------------------------------                  ----------------------
       (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                 Identification Number)

        P.O. Box 5310, Parsippany, New Jersey                       07054
       ---------------------------------------                    ----------
       (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (201) 952-9000
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of each exchange on which registered

              NONE                                      NONE
       -------------------                         --------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,100,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board Quotation System on December 15, 1999.

       Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date.

                                                Outstanding at December 15, 1999
                                                --------------------------------
 Common Stock, $.01 par value                              4,080,000

                         1999 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item 1 Business                                                              1

Item 2 Properties                                                            2

Item 3 Legal Proceedings                                                     2

Item 4 Submission of Matters to a Vote of Security Holders                   2


                                     PART II

Item 5 Market for the Registrant's Common Stock and
       Related Security Holder Matters                                       3

Item 6 Selected Financial Data                                               4

Item 7 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         5-6

Item 8 Financial Statements and Supplementary Data                           7

Item 9 Disagreements on Accounting and Financial Disclosure                  7

                                    PART III

Item 10 Directors and Executive Officers of the Registrant                   8

Item 11 Executive Compensation                                               8

Item 12 Security Ownership of Certain Beneficial Owners and Management       12

Item 13 Certain Relationships and Related Transactions                       12

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K      13

                                                    PART I

Item 1 - Business

General
-------
             Prior to May 15, 1995, Personal Diagnostics, Inc. (the "Company") operated a contract manufacturing business primarily devoted to the production of orthopedic products and the assembly of various medical systems. During early fiscal 1995, the Company essentially completed its assembly operations and on May 15, 1995, concluded the sale of its manufacturing plant and equipment to EBI Medical Systems, Inc. for $4.4 million dollars. The Company has continuing potential product liability exposure for equipment manufactured over the years. The Company has maintained product liability insurance and knows of no present or threatened claim of this nature. (See "Legal Proceedings")

             Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are inflated partly due to sellers' expectations being impacted by generally high stock market valuations. During the past three years the Company has limited its activity to the acquisition, improvement and resale of real property and management will continue to pursue attractive real estate opportunities. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas. The Company presently owns one residential property located in Washington, D.C. The Company is improving the property and the process and is expected to be completed during fiscal 2000. At September 30, 1999 the Company's total investment in this property was approximately $893,000 which management believes is approximately equal to net market value.

             The Company continues to consider possible acquisitions, business combinations, or start up proposals which could be advantageous to shareholders. No assurance can be given that a suitable candidate for any such acquisition or combination could be identified or, if identified, whether such a transaction could be consummated on terms favorable to the Company.

             The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. The extent to which the Company may sustain losses is dependent upon management's best judgement. During fiscal 1999 the nominal value of the Company's exposure to financial derivatives averaged less than $200,000 per month.

             During fiscal 1998 the Company repurchased a total of 1,084,000 shares at $1.20 per share for a total of $1,300,800. The purchases were made at or below the prevailing market price and about 20% below the net asset value per share. No shares were repurchased during fiscal 1999. The Company may repurchase additional shares during the coming fiscal year but it has no specific plans to do so. At September 30, 1999 the Company had a total of 4,080,000 shares outstanding net of 784,000 Treasury Shares.

             At September 30, 1999, approximately 70% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. It continues to be the intention of management to acquire or develop an operating business.

Employees
---------

             The Company has one full time officer employee. It also utilizes consultants, specialists and temporary employees as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 56 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

 Item 2 - Properties

             The Company maintains an office in West Milford, New Jersey at a nominal cost. The Company's address is P.O. Box 5310, Parsippany, New Jersey 07054. The Company also has an address at 1810 24th Street, N.W., Washington, D.C. The Company owns the Washington, D.C. property and is presently improving the property with the intention to offer it for sale.

 Item 3 - Legal Proceedings

             The Company is the defendant in one lawsuit filed in August 1997 claiming $49,000 for the alleged partial non-payment of a supplier in 1992. Management believes the suit to be without merit. However, subsequent to fiscal year-end September 30, 1999, the Company agreed to an arbitrated settlement of $24,500 to avoid costly litigation and this amount has been accrued in the financial statements at September 30, 1999.

 Item 4 - Submission of Matters to a Vote of Security Holders

             Not Applicable.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)          Market Information

             The Company's Common Shares are traded on the National Association of Securities Dealers OTC Bulletin Board System under the symbol "PERS". The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of Fiscal 1998. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not represent actual transactions.

Trading Quarter                                           Bid Price
---------------                                           ---------

1998                                             High                   Low
----                                             ----                   ---

December 31, 1997 (First Quarter)                1-1/8                  15/16

March 31, 1998 (Second Quarter)                  1-3/16                 1

June 30, 1998 (Third Quarter)                    1-3/8                  1-1/8

September 30, 1998 (Fourth Quarter)              1-5/16                 1-1/8

1999                                             High                   Low
----                                             ----                   ---

December 31, 1998 (First Quarter)                1-3/16                 1

March 31, 1999 (Second Quarter)                  1-1/16                 15/16

June 30, 1999 (Third Quarter)                    1-3/16                 15/16

September 30, 1999 (Fourth Quarter)              1-1/8                  1

2000                                             High                   Low
----                                             ----                   ---
December 15, 1999 (First Quarter)                1-5/16                 1

(b)         Holders

            As of December 15, 1999 there were approximately 460 record holders of the Company's Common Stock.

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

Item 6 - Selected Financial Data

                                                       (In thousands except per share amounts)
                                                                Year Ended September 30,

OPERATING RESULTS                                    1999           1998       1997       1996       1995
-----------------                                    ----           ----       ----       ----       ----
Investment Income (Loss)                             $  484          ($30)    $1,007     $ 308      ($241)

Income (Loss) From Continuing Operations                221          (215)        53      (149)      (352)

Income (Loss) From Discontinued Operations             ---            ---        ---       ---       (751)

Net Income (Loss)                                       221          (215)        53      (149)    (1,103)
Per Share Data:
Income (Loss) From Continuing Operations                .05          (.04)       .01      (.03)      (.07)

Income (Loss) From Discontinued Operations             ---            ---        ---        ---      (.09)

Loss on Sale of Discontinued Operations                ---            ---        ---        ---      (.07)

Net Income (Loss)                                       .05          (.04)       .01      (.03)      (.23)

Average Number of Shares Outstanding                  4,080         4,807      5,050     4,866      4,864

FINANCIAL POSITION
------------------

Working Capital                                      $6,501        $6,145     $7,555    $7,502     $7,546

Total Assets                                         $6,589        $6,279     $7,785    $7,882     $7,921

Accumulated Deficit (1)                             ($5,909)      ($6,130)   ($5,915)  ($5,968)   ($5,819)

Total Stockholders' Equity                           $6,501        $6,145     $7,555    $7,502     $7,546

Notes:
-----
 (1) No dividends have been paid since incorporation.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

             At September 30, 1999 the Company had a cash and Treasury bill balance of $5,694,000 which represented a $308,000 increase from the $5,386,000 at September 30, 1998. This $308,000 increase results entirely from cash flow from operations. The cash flow from operations results from net income of $221,000 coupled with the waiver of officers' salary of $135,000 offset by changes in operating assets and liabilities in the amount of $48,000. The Company's working capital position at September 30, 1999 was $6,501,000 as compared to the prior year-end balance of $6,145,000.

             During fiscal 1998 the Company repurchased a total of 1,084,000 shares at $1.20 per share for a total of $1,300,000. The purchases were made at or below prevailing market and about 20% below the net asset value per share. No shares were repurchased during fiscal 1999. The Company may in the future repurchase additional shares but at the present time has no specific plans to do so. At September 30, 1999 the Company had a total of 4,080,000 shares outstanding.

             Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date, has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and eliminating numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company believes that present valuations of existing entities are inflated partly due to sellers' expectations being impacted by generally high stock market valuations. During the past three years the Company has focused on the acquisition, improvement and resale of real property and management will continue to pursue attractive real estate opportunities. The Company does not preclude the possibility of becoming involved in the future with additional businesses in other areas. The Company presently owns one residential property located in Washington, D.C. The Company is improving the property and the process is expected to be completed during fiscal 2000. At September 30, 1999 the Company's total investment in this property was approximately $893,000 which management believes is approximately equal to net market value.

             The Company continues to consider possible acquisitions, business combinations, or start up proposals which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combinations will be concluded.

             The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mi. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts.

Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. The extent to which the Company may sustain losses is dependent upon management's best judgement. During fiscal 1999 the nominal value of the Company's exposure to financial derivatives averaged less than $200,000 per month.

            At September 30, 1999, approximately 70% of total Company assets were held in U.S. Government Treasury Bills. The Company had no other trading or investment positions. It continues to be the intention of management to acquire or develop an operating business.

Results of Operation
--------------------

Fiscal Year 1999 Compared to 1998
Income (Loss) from Continuing Operations

            Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income from continuing operations of $221,000 in the current year versus a loss of $215,000 in the prior year. Interest income decreased $77,000 to $242,000 primarily due to lower interest rates. Trading gains of $242,000 were realized versus trading losses of $349,000 in the prior year. General and administrative expenses of $263,000 were $78,000 higher than the prior year's period due primarily to increased compensation recorded to President John H. Michael and higher insurance costs offset by reduced costs associated with real estate activities. During fiscal 1999, the Company did not record an income tax provision due to available tax carryforwards.

Fiscal Year 1998 Compared to 1997
Income (Loss) From Continuing Operations

            Net income consists of interest and trading gain and losses and general and administrative expenses. The Company incurred a net loss of $215,000 in the current year versus income of $53,000 in the prior year. Interest income increased $17,000 to $319,000 primarily due to more invested funds. Trading losses of $349,000 were realized versus trading gains of $705,000 in the prior year. General and administrative expenses of $185,000 were $769,000 lower than the prior year period due primarily to decreased compensation paid to President John H. Michael, decreased costs and expenses associated with real estate activities and lower insurance and professional fees. During fiscal 1998, the Company did not record an income tax benefit because tax losses could not be utilized.

Inflation
---------
             The Company believes that inflation does not have a material adverse effect on the results of its operations at the present time.

Computer Year 2000 Issue ("Y2K")
-------------------------------

             Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company feels that the Year 2000 issue will not have a material impact on its internal operations, there can be no assurance that the Company's financial service organizations may not be adversely affected by the Year 200 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company. Management believes that the Company and its important business and professional counter parties have prepared adequately for this event.

Item 8 - Financial Statements and Supplementary Data

             The response to this item is submitted as a separate section of this Report commencing on page F- 1.

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

Item 11 - Executive Compensation

          The following table sets forth a summary for the fiscal years ended September 30, 1999, 1998 and 1997 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. In January 1997 the Company's Board of Directors approved a modification to Mr. Michael's Employment Agreement providing for annual performance compensation equal to no more than 60% of net trading profits in addition to his salary. During fiscal 1998 Mr. Michael elected to accept only 75% of the $175,000 annual compensation provided by his employment agreement. The balance of $43,875 was waived. During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived. On September 24, 1999, as provided for in his employment agreement, Mr. Michael elected to extend the agreement for a period of 3 years from September 25, 1999 to September 24, 2002.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                         Long Term Compensation
                                        ------------------------                 ----------------------------
Name and                     Fiscal            Salary                               Options           All
Principal Position            Year      Paid            Deferred     Bonus       (# of Shares)    Compensation
------------------           ------     ----            --------     -----       -------------    ------------
John H. Michael,             1999      $40,000(2)        -----       -----           -----          -----
Chairman, Chief              1998      $131,250(1)       -----       -----           -----          -----
Executive Officer            1997      $175,000          -----       $400,000        -----          -----
President and
Treasurer

(1) During fiscal 1998 Mr. Michael elected to accept only 75% of the $175,000 annual compensation provided by his employment agreement. The balance of $43,875 was waived.

(2) During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived.

                                Performance Graph

             The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100 on September 30, 1994 for purposes of preparing this graph.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

                       Personal Diagnostics, Incorporated
                       NASDAQ Stock Market (US Companies)

                           300 -

                           250 -

                           200 -

                           150 -

                           100 -

                            50 -

                             0 -

                                   1994 1995 1996 1997 1998 1999

                       Personal Diagnostics, Incorporated
                       NASDAQ Stock Market (US Companies)

                                                  1994       1995       1996       1997       1998       1999
Personal Diagnostics, Incorporated                100.0      120.2      144.3      157.2      177.5      168.9
NASDAQ Stock Market (US Companies)                100.0      135.1      157.9      206.7      229.9      289.1


Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on September 30, 1994.

Savings and Benefit Plans
-------------------------

             Executive officers who qualify are permitted to participate in the Company's Stock Option plans. Executive officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the Company terminated the 401(k) retirement plans.

Directors
---------

             The Company's outside Directors, of which there are none at this time, are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at each Board meeting. In late fiscal 1997 Director Alphonso Espinosa died reducing the number of directors serving on the Board to one, John H. Michael. The Company intends to increase the Board of Directors to three members including at least one outside director during fiscal 2000.

Stock Option Plan and Warrants
------------------------------

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

             The Plans authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On September 17, 1990, the Board of Directors amended and restated the Company's 1986 and 1988 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans are now essentially identical. Outstanding options to purchase 150,000 Common Shares were exercised June 6, 1998. There remain 300,000 options available for grant under the 1990 Plan. At September 30, 1999 no options were outstanding under any of the Plans.

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

Aggregate Option Exercise in Last Fiscal Year and FY-End Option Values
----------------------------------------------------------------------

             No options were exercised during fiscal 1999. At September 30, 1999 no options were outstanding.

Eligibility
-----------

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

Exercise Price of Options
-------------------------

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

Amendments and Discontinuance
-----------------------------

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

Administration
--------------

             The Board of directors has appointed a Stock Option Committee consisting of Mr. Michael who serves as Chairman of the committee. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. No grants were made during fiscal year 1999.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

             The Company's Board of Directors determined the compensation paid to the sole executive officer during fiscal 1999. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and -directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

             Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1999 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

             Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 1999.

Name and Address of                           Amount and Nature                 Percent
Beneficial Owner (1)                        of Beneficial Ownership            of Class
--------------------                        -----------------------            --------
John H. Michael                                    3,267,543                      80.1%
1810 24th Street N.W. Washington, D.C.

All Officers and Directors                         3,267,543                      80.1%
as a Group

----------------

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

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

          The response to this portion of Item 14 is submitted as a separate section of this Report Commencing on page F- 1.

(a)(2)    Inapplicable

(a)(3)    List of Exhibits

          Exhibit                                                                  Location
          -------                                                                  --------
          3.1         Articles of the Incorporation                    Filed form S- 1 October 7, 1983
                                                                       File No. 2-86991

          3.2         Bylaws of the Corporation                        Filed Form S- 1 October 7, 1983
                                                                       File No. 2-86991

          10.1        Employment Agreement between                     Page E-1 1996 Form 10K
                      John H. Michael and the Company
                      dated September 25, 1996

(b)       Reports on Form 8-K

          None

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                      INDEX

                                                                       Page


Independent Auditors' Report                                            F-2

Balance Sheets as of September 30, 1999 and 1998                        F-3

Statements of Operations for the Years Ended
 September 30, 1999, 1998 and 1997                                      F-4

Statements of Changes in Stockholders' Equity
 for the Years Ended September 30, 1999, 1998 and 1997                  F-5

Statements of Cash Flows for the Years Ended
 September 30, 1999, 1998 and 1997                                      F-6

Notes to Financial Statements                                        F-7 - F-13



All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Personal Diagnostics, Incorporated


We have audited the financial statements of Personal Diagnostics, Incorporated at September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.







                                                             WISS & COMPANY, LLP


Livingston, New Jersey
November 17, 1999

                       Personal Diagnostics, Incorporated
                                 BALANCE SHEETS



                                                                                                     September 30,
                                       ASSETS                                                  1999              1998
                                                                                         ----------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $5,098,000    $ 5,386,000
    Investment securities held-to-maturity                                                        596,000           -
    Property held for development and sale                                                        893,000        893,000
    Other current assets                                                                            2,000           -
                                                                                          ---------------    -----------
                                                                                               $6,589,000    $ 6,279,000
                                                                                          ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                      $   63,000    $    84,000
    Current liabilities of discontinued operations                                                 25,000         50,000
                                                                                            -------------    -----------
         Total Current Liabilities                                                                 88,000        134,000
                                                                                            -------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized, 25,000,000
     shares; issued 4,864,000 and 5,164,000 shares, respectively                                   48,000         51,000
    Capital in excess of par value                                                             13,302,000     13,524,000
    Accumulated deficit                                                                        (5,909,000)    (6,130,000)
                                                                                              -----------    -----------
                                                                                                7,441,000      7,445,000
    Less:  Treasury stock 784,000 and 1,084,000 shares,
     respectively, at cost                                                                       (940,000)    (1,300,000)
                                                                                              -----------    -----------
         Total Stockholders' Equity                                                             6,501,000      6,145,000
                                                                                              -----------    -----------
                                                                                               $6,589,000    $ 6,279,000
                                                                                              ===========    ===========




                 See accompanying notes to financial statements

                       Personal Diagnostics, Incorporated
                            STATEMENTS OF OPERATIONS

                                                                                          Year Ended September 30,
                                                                            ----------------------------------------------------
                                                                               1999                1998                1997
                                                                            -----------         ------------        ------------
INCOME:
     Interest                                                               $   242,000          $   319,000          $  302,000
     Trading gains (losses)                                                     242,000             (349,000)            705,000
                                                                            -----------         ------------        ------------
                                                                                484,000              (30,000)          1,007,000
EXPENSES:
     General and administrative                                                 263,000              185,000             954,000
                                                                            -----------         ------------        ------------

NET INCOME (LOSS)                                                           $   221,000          $  (215,000)         $   53,000
                                                                            ===========          ===========        ============

BASIC AND DILUTED
  NET INCOME (LOSS) PER SHARE                                                    $  .05              $  (.04)            $   .01
                                                                                 ======              =======             =======

AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                                                  4,080,000            4,807,000           5,050,000
                                                                            ===========           ==========         ===========





                 See accompanying notes to financial statements

                       Personal Diagnostics, Incorporated

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                         Common Stock               Capital in
                                                 ---------------------------         Excess of            Treasury      Accumulated
                                                   Shares        Par Value           Par Value              Stock         Deficit
                                                 ---------     -------------        ----------            --------      -----------
BALANCES, SEPTEMBER 30, 1996
                                                 5,014,000        $50,000           $13,420,000           $   -        ($5,968,000)
YEAR ENDED SEPTEMBER 30, 1997:
    Net income                                        -              -                   -                    -            53,000
                                                ----------     -------------        -----------           --------      -----------


BALANCES, SEPTEMBER 30, 1997
                                                 5,014,000         50,000            13,420,000               -         (5,915,000)

YEAR ENDED SEPTEMBER 30, 1998:
    Purchase of 1,084,000 shares of
     treasury stock, at cost                           -              -                   -              (1,300,000)
    Exercise of stock options                      150,000          1,000               104,000               -                 -
    Net loss                                           -              -                   -                   -           (215,000)
                                                ----------     -------------        -----------           --------      ----------

BALANCES, SEPTEMBER 30, 1998
                                                 5,164,000         51,000            13,524,000          (1,300,000)    (6,130,000)

YEAR ENDED SEPTEMBER 30, 1999:
     Officer's compensation waived                   -               -                  135,000               -               -
     Retirement of treasury stock                 (300,000)        (3,000)             (357,000)            360,000           -
     Net income                                      -               -                    -                     -          221,000
                                                ----------     ------------         -----------           ----------    ----------

BALANCES, SEPTEMBER 30, 1999
                                                4,864,000      $   48,000           $13,302,000           $(940,000)   $(5,909,000)
                                                ==========     ==========           ===========           ==========    ==========


                 See accompanying notes to financial statements

                       Personal Diagnostics, Incorporated

                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended September 30,
                                                                            --------------------------------------------------
                                                                               1999                  1998              1997
                                                                           --------------       ---------------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $   221,000         $   (215,000)        $     53,000
    Adjustments to reconcile net income (loss) to
       net cash flows from operating activities:
       Provision for loss on property held for sale                                -                   -                  151,000
       Waiver of officer's compensation                                         135,000                -                    -
       Changes in assets and liabilities:
          Property held for development and sale                                   -                 768,000             (946,000)
          Other current assets                                                   (2,000)               7,000               (6,000)
          Accounts payable and accrued liabilities                              (46,000)             (96,000)            (150,000)
                                                                            -----------         ------------         ------------
              Net cash flows from operating activities                          308,000              464,000             (898,000)
                                                                            -----------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities                                          (596,000)              -                    -
                                                                            -----------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                        -                 105,000              105,000
    Purchase of treasury of stock                                                  -              (1,300,000)                -
                                                                            -----------         ------------         -------------
              Net cash flows from financing activities                             -              (1,195,000)             105,000
                                                                            -----------         ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  (288,000)            (731,000)            (793,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                           5,386,000            6,117,000            6,910,000
                                                                            -----------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $5,098.000           $5,386,000           $6,117,000
                                                                            ===========         ============         ============





                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements


NOTE 1   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Investment Securities - The Company's investments in securities are classified as held-to-maturity and consist of U.S. Treasury Bills which the Company has the positive intent and ability to hold to maturity. The investments are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

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

         Concentration of Credit and Off-Balance-Sheet Risk - Financial instruments that are potentially subject to credit risk consist of cash and cash equivalents and trading securities. Cash and cash equivalents and principally all trading securities are placed with financial institutions.

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

         Financial Instruments - Financial instruments include cash and cash equivalents, securities, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information

                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements


available to management. The use of different market assumptions and/or estimation methodologies could have an effect on the estimated fair value amounts.

         Stock Compensation - Statement of Financial Accounting Standards ("SFAS) No. 123, "Accounting" for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. No options were granted during the years ended September 30, 1999, 1998 or 1997 and accordingly, no proforma disclosure has been provided.

         Income Taxes - The Company's income is derived principally from its investment activity. Accordingly, the Company is taxed as a personal holding company for federal tax purposes, which requires a tax on undistributed personal holding company income at an effective rate of 39.6%. Deferred income taxes result primarily from net operating losses, capital loss carryforwards and business tax credit carryforwards. As a result of these temporary differences, the Company has recorded a deferred tax asset with an offsetting valuation allowance for the same amount.

NOTE 2   -      INVESTMENTS:

         At September 30, 1999 and 1998, cash and cash equivalents include approximately $3,988,000 and $5,088,000 respectively of U.S. Treasury Bills purchased with maturities of three months or less.

         The Company's derivative exposure has consisted primarily of short sales of Standard & Poors 500 futures.

         The amortized cost and estimated market value of securities held-to-maturity are as follows:

                                       September 30, 1999
                         -----------------------------------------------
                                              Gross            Estimated
                         Amortized         Unrealized            Fair
                           Cost           Gains (Losses)         Value
                         ---------        --------------       ---------
 U.S. Treasury Bills     $596,000          $    -              $596,000
                         =========         =============       =========

                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements



         The amortized cost and estimated market value of investment securities, at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                      Estimated
                                                     Amortized          Fair
                                                       Cost             Value
                                                     ---------        ----------
                      One year or less               $596,000          $596,000
                                                     ========          ========

NOTE 3   -   PROPERTY HELD FOR DEVELOPMENT AND SALE:

         The Company owned two properties in Washington D.C. which it acquired with the intention to improve and sell. One property, carried at a net cost of approximately $810,000 at September 30, 1997, was sold on October 20, 1997. For the year ended September 30, 1997, the Company provided an allowance of $151,000 for loss on the sale of this property. The other property, carried at a cost of $893,000 at September 30, 1999 and 1998, has been renovated for sale.


NOTE 4   -   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of:

                                                           September 30,
                                                   ---------------------------
                                                       1999             1998
                                                   ------------       --------
                    Legal fees                       $33,000          $25,000
                    Audit fees                        20,000           20,000
                    Annual meeting                     5,000           15,000
                    Other                              5,000           24,000
                                                     -------          -------
                                                     $63,000          $84,000
                                                     =======          =======

         Current liabilities of discontinued operations at September 30, 1999 and 1998, consist of the estimated costs for product liability insurance.

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

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                                                        September 30,
                                                                              ------------------------------
                                                                                    1999             1998
                                                                              ---------------    -----------
                 Deferred tax assets:
                      Tax credit carryforwards                                $     238,000      $   290,000
                      Net operating loss carryforwards                              550,000          580,000
                      Other items                                                    53,000          159,000
                                                                              -------------      -----------
                                                                                    841,000        1,029,000
                 Valuation allowance                                               (841,000)      (1,029,000)
                                                                              -------------      -----------
                 Net asset                                                    $       -          $     -
                                                                              =============      ===========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net losses, that a full valuation allowance is appropriate at September 30, 1999 and 1998. During fiscal 1999 and 1998 the valuation allowance decreased $188,000 and increased $96,000, respectively.

         A reconciliation of the provision for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) before income taxes is as follows:


                                                                                 Year Ended September 30,
                                                                 -----------------------------------------------
                                                                       1999              1998            1997
                                                                 --------------     -------------      ---------

                 Computed tax at federal
                  statutory rate                                $  75,000          $(73,000)          $18,000

                 Non-deductible officer's
                  compensation waived                              46,000               -                 -

                 Net operating loss and tax credits or
                  limitations                                    (121,000)            73,000           (18,000)
                                                                ---------           --------           -------
                 Provision for income taxes                     $    -              $                  $  -
                                                                =========           ========           =======

                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements



         At September 30, 1999, the Company had net operating loss carryforwards of approximately $1,364,000 for regular tax purposes and $1,730,000 for alternative minimum tax (AMT) which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000 and AMT credits of approximately $70,000 which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, as to $1,161,000 in 2009, $112,000 in 2011 and $91,000 in 2018. The research and development credits expire, if not used, over the period 2001 to 2002.

         The AMT credits are available for an indefinite period.

NOTE 6   -   COMMITMENTS AND CONTINGENCIES:

         Employment Contract - At September 30, 1999, the Company has an employment contract with an officer which provides for an annual salary of not less than $175,000 until September 24, 2002. The contract also provides additional annual performance compensation up to 60% of net gains produced by the President's trading and investment activities on behalf of the Company.

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

                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements



         The Company has made no charge to income in connection with the grant of options under any plan.

         The 1990 Plan provided for a maximum of 300,000 shares, all of which are available for grant as of September 30, 1999.

         Changes in the Company's stock option plans were as follows:

                                                                                     Number of Shares
                                                                     --------------------------------------------
                                                                         1999              1998            1997
                                                                     -----------       -----------        -------
                Outstanding at October 1
                  ($.70 per share)                                         -               150,000        150,000
                Exercised ($.70 per share)                                 -              (150,000)          -
                                                                     -----------       -----------        -------
                Outstanding at September 30 ($.70 per
                 share)                                                    -                  -           150,000
                                                                     ===========       ===========        =======

NOTE 8  -    STATEMENTS OF CASH FLOWS:

                                                                                Fiscal Years Ended In
                                                                 -------------------------------------------------
                                                                      1999                1998             1997
                                                                 --------------      --------------      ---------
                      Supplemental disclosure of
                       cash flow information

                       Income taxes (refunded)                   $          225      $       -           $  (2,000)
                                                                 ==============      ==============      =========


         Non-cash Investing and Financing Activities - At September 30, 1999, the president of the Company waived $135,000 due to him per the employment contract. The transaction resulted in an increase to general and administrative expense and additional paid-in capital.

         During the year ended September 30, 1999, the Company retired 300,000 shares of common stock which were held in the treasury.

NOTE 9  -    RELATED PARTY TRANSACTIONS:

        In June 1998 and September 1998, the Company purchased from its President - Principal Stockholder (the President) 598,389 and 347,400 shares respectively, of its common stock for $1.20 per share.

                       Personal Diagnostics, Incorporated

                         Notes to Financial Statements



        On October 2, 1996, the Company purchased real estate owned by the President for $818,000.

        For the year ended September 30, 1997, the Company leased office space from the President for $7,500.

        The Company had guaranteed a $750,000 personal loan received by the President from a financial institution. The loan was collateralized by 1,012,500 shares of common stock of the Company owned by the President. This loan was repaid during fiscal 1998.

NOTE 10  -   NEW ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board ("the Board") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities for years beginning after June 15, 1999. Subsequently, the Board deferred the effective date of this pronouncement through the issuance of SFAS No. 137.

         The Company does not expect the previously mentioned pronouncement to significantly impact its financial statements.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PERSONAL DIAGNOSTICS, INCORPORATED



                                              By: John H. Michael
                                                 -------------------------------
                                                 John H. Michael
                                                 Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      John H. Michael                                       December 27, 1999
    -------------------------------
John H. Michael,
Chairman of the Board,
Chief Executive Officer, President,
Treasurer and Secretary

            The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.