Form 10-Q
period 1999-12-31
PERSONAL DIAGNOSTICS INC
filed 2000-02-08
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from .................to...........................

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

Yes _X_  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at February 4, 2000
            -----                       -------------------------------
Common Stock, $.01 par value                       4,080,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - December 31, 1999 and September 30, 1999                                    3

             Statements of Operations - For the Three Months Ended
             December 31, 1999 and 1998                                                                   4

             Statements of Cash Flows - For the Three Months Ended  December 31, 1999 and 1998            5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                  December 31,        September 30,
                                                                      1999                1999
                                                                  ------------        -------------
                                                                   (UNAUDITED)
                            ASSETS

CURRENT ASSETS:
  Cash and equivalents (including three month Treasury Bills)       $ 5,420,000        $ 5,694,000
  Property held for development and sale                                906,000            893,000
  Other current assets                                                    4,000              2,000
                                                                    -----------        -----------
    Total Current Assets                                              6,330,000          6,589,000
                                                                    -----------        -----------
TOTAL ASSETS                                                        $ 6,330,000        $ 6,589,000
                                                                    ===========        ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     3,000        $     5,000
  Current liabilities of discontinued operations                              -             25,000
  Other current liabilities                                             117,000             58,000
                                                                    -----------        -----------
    Total Current Liabilities                                           120,000             88,000
                                                                    -----------        -----------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized, 25,000,000
   shares; issued and outstanding, 4,864,000 shares                      48,000             48,000
  Capital in excess of par value                                     13,302,000         13,302,000
  Accumulated deficit                                                (6,200,000)        (5,909,000)
                                                                    -----------        -----------
                                                                      7,150,000          7,441,000
  Less: Treasury stock 784,000 shares, at cost                         (940,000)          (940,000)
                                                                    -----------        -----------
    Total Stockholders' Equity                                        6,210,000          6,501,000
                                                                    -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                           $ 6,330,000        $ 6,589,000
                                                                    -----------        -----------

                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                              December 31,
                                                       -------------------------
                                                           1999          1998
                                                       ----------     ----------
INCOME:
  Interest                                             $   67,000     $   62,000
  Trading gains (losses)                                 (285,000)             -
                                                       ----------     ----------
                                                         (218,000)        62,000
                                                       ----------     ----------
EXPENSES:
  General and administrative                               73,000         32,000
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                               (291,000)        30,000
                                                       ----------     ----------
PROVISION (BENEFIT) FOR INCOME TAXES                            -              -
                                                       ----------     ----------
NET INCOME (LOSS)                                      $ (291,000)    $   30,000
                                                       ==========     ==========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $    (0.07)    $     0.01
                                                       ==========     ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             4,080,000      4,080,000
                                                       ==========     ==========

                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                              December 31,
                                                       -------------------------
                                                           1999         1998
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (291,000)   $   30,000
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
  Changes in assets and liabilities:
    Property held for development and sale                (13,000)            -
    Accounts payable and accrued liabilities               32,000       (34,000)
    Other current assets                                   (2,000)       (2,000)
                                                       ----------    ----------
      Net cash flows from operating activities           (274,000)       (6,000)
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                           -             -
  Proceeds from disposal of property and equipment              -             -
                                                       ----------    ----------
      Net cash flows from investing activities                  -             -
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of outstanding shares                              -             -
  Proceeds from exercise of stock options                       -             -
                                                       ----------    ----------
      Net cash flows from financing activities                  -             -
                                                       ----------    ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (274,000)       (6,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD               5,694,000     5,386,000
                                                       ----------    ----------
CASH AND EQUIVALENTS, END OF PERIOD                    $5,420,000    $5,380,000
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


2.  TRADING SECURITIES

         For the three months ending December 31, 1999, the Company incurred a loss of $285,000 on trading and investment activities compared with no gain or loss in the prior year period. There was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities during the quarter ending December 31, 1999 or during the comparable year earlier period.

It should be noted that subsequent to December 31, 1999 the Company had experienced favorable investment and trading results and, while there can be no absolute assurance, Management believes that its overall trading and investment activities for the full six months ending March 31, 2000 will be profitable. The Company intends ultimately to acquire or develop an operating business. At December 31, 1999 over 70% of total Company's assets were held in the form of United States Treasury Bills.

3.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company owns one property in Washington D.C., which it intends to sell. The renovation process will be completed by June 30, 2000.

4. STATEMENT OF CASH FLOWS
                                                           Three Months Ended
                                                               December 31,
                                                           -------------------
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
                                                           ====           ====

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At December 31, 1999, the Company had a cash and Treasury Bill balance of $5,420,000 which represents an $274,000 decrease from the $5,694,000 balance at September 30, 1999. This $274,000 decrease results entirely from cash flow from operations which includes the result of a net loss of $291,000 coupled with expenditures for property held for development and sale of $13,000 offset by changes in operating assets and liabilities of $30,000. The Company's working capital position at December 31, 1999 was $6,210,000 as compared to a September 30, 1999 balance of $6,501,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas. The Company presently owns one property in Washington D.C. which it intends to sell. The renovation proces will be completed by June 30, 2000.

         The Company intends to continue its investment and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the quarter the Company incurred a loss on its trading and investment activities of $285,000 as compared with no gain or loss in the prior year period. It should be noted that subsequent to December 31, 1999 the Company has experienced favorable investment and trading results, and while there can be no absolute assurance, Management believes that its overall trading and investment activities for the full six months ending March 31, 2000 will be profitable.

         The ultimate goal of the Company is to acquire or develop an operating business. At December 31, 1999 the Company held approximately 70% of its assets in the form of United States Treasury Bills.

Results of Operations

Three Months Ended December 31, 1999


Net income (loss)

         The Company incurred a loss of $291,000 in the current three-month period versus a profit of $30,000 in the prior year period. Interest income increased $5,000 to $67,000 primarily due to higher interest rates. Trading losses in the current quarter were $285,000 compared to no gain or loss in the prior year period. General and administrative expenses of $73,000 were $41,000 higher than the prior year period of $32,000. The increase of $41,000 was due primarily to a higher level of compensation paid to President John Michael.

         During the current year quarter the Company did not record an income tax benefit because tax losses could not be utilized. During the prior year quarter the Company did not record an income tax provision due to available tax carryforwards.

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



                                          PERSONAL DIAGNOSTICS, INCORPORATED

                                          Registrant


Date:  February 4, 2000                   By:
                                             -------------------------------
                                             John H. Michael, Chairman
                                             (on behalf of the registrant)