Form 10-Q
period 2000-03-31
PERSONAL DIAGNOSTICS INC
filed 2000-05-03
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
                              ---------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ................. to ...........................

                         Commission file number 0-10128
                                                -------


                       PERSONAL DIAGNOSTICS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                    22-2325136
           ----------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  PO Box 5310, Parsippany, NJ                               07054
-------------------------------                             -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at April 26, 2000
                  -----                        -----------------------------
        Common Stock, $.01 par value                       4,080,000

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - March 31, 2000 and September 30, 1999                                       3

             Statements of Operations - For the Three and Six Months Ended
             March 31, 2000 and 1999                                                                      4

             Statements of Cash Flows - For the Six Months Ended  March 31, 2000 and 1999                 5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                                March 31,              September 30,
                                                                                  2000                      1999
                                                                              ------------              ------------
                                                                               (UNAUDITED)

                                  ASSETS

CURRENT ASSETS:
      Cash and equivalents (including three month Treasury Bills)             $  5,950,000              $  5,694,000
      Property held for development and sale                                       930,000                   893,000
      Other current assets                                                            --                       2,000
                                                                              ------------              ------------
          Total Current Assets                                                   6,880,000                 6,589,000

                                                                              ------------              ------------
TOTAL ASSETS                                                                  $  6,880,000              $  6,589,000
                                                                              ============              ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                        $      5,000              $      5,000
      Accrued compensation                                                         238,000                      --
      Current liabilities of discontinued operations                                  --                      25,000
      Other current liabilities                                                     65,000                    58,000
                                                                              ------------              ------------
          Total Current Liabilities                                                308,000                    88,000
                                                                              ------------              ------------


STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       4,864,000 shares                                                             48,000                    48,000
      Capital in excess of par value                                            13,302,000                13,302,000
      Accumulated deficit                                                       (5,838,000)               (5,909,000)
                                                                              ------------              ------------
                                                                                 7,512,000                 7,441,000
      Less:  Treasury stock 784,000 shares, at cost                               (940,000)                 (940,000)
                                                                              ------------              ------------
          Total Stockholders' Equity                                             6,572,000                 6,501,000
                                                                              ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  6,880,000              $  6,589,000
                                                                              ============              ============




                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                    Six Months Ended
                                                   March 31,                              March 31,
                                        -----------------------------         -----------------------------
                                           2000               1999               2000               1999
                                        ----------         ----------         ----------         ----------
INCOME:
     Interest                           $   73,000         $   58,000         $  140,000         $  120,000
     Trading gains (losses)                585,000            172,000            300,000            172,000
                                        ----------         ----------         ----------         ----------
                                           658,000            230,000            440,000            292,000
                                        ----------         ----------         ----------         ----------

EXPENSES:
     General and administrative            296,000            100,000            369,000            132,000
                                        ----------         ----------         ----------         ----------

INCOME (LOSS) BEFORE
INCOME TAXES                               362,000            130,000             71,000            160,000
                                        ----------         ----------         ----------         ----------

PROVISION (BENEFIT)
FOR INCOME TAXES                              --                 --                 --                 --
                                        ----------         ----------         ----------         ----------

NET INCOME (LOSS)                       $  362,000         $  130,000         $   71,000         $  160,000
                                        ==========         ==========         ==========         ==========

BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE             $     0.09         $     0.03         $     0.02         $     0.04
                                        ==========         ==========         ==========         ==========


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       4,080,000          4,080,000          4,080,000          4,080,000
                                        ==========         ==========         ==========         ==========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 March 31,
                                                                   ------------------------------------
                                                                       2000                    1999
                                                                   -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $    71,000              $   160,000
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                        (37,000)                    --
         Accounts payable and accrued liabilities                      220,000                   11,000
         Other current assets                                            2,000                     --
                                                                   -----------              -----------
           Net cash flows from operating activities                    256,000                  171,000
                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                  --                       --
     Proceeds from disposal of property and equipment                     --                       --
                                                                   -----------              -----------
           Net cash flows from investing activities                       --                       --
                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of outstanding shares                                     --                       --
     Proceeds from exercise of stock options                              --                       --
                                                                   -----------              -----------
           Net cash flows from financing activities                       --                       --
                                                                   -----------              -----------

INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                           256,000                  171,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            5,694,000                5,386,000
                                                                   -----------              -----------

CASH AND EQUIVALENTS, END OF PERIOD                                $ 5,950,000              $ 5,557,000
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

2.  TRADING SECURITIES

         For the three months ending March 31, 2000 the Company incurred a profit of $585,000 on trading and investment activities compared with a gain of $172,000 in the prior year period. There was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities during the quarter ending March 31, 2000 or during the comparable year earlier period.

         The Company intends ultimately to acquire or develop an operating business. At March 31, 2000 over 70% of total Company's assets were held in the form of United States Treasury Bills.

3.  PROPERTY HELD FOR DEVELOPMENT AND SALE

         The Company owns one property in Washington D.C., which it intends to sell.

4. STATEMENT OF CASH FLOWS
                                                          Six Months Ended
                                                               March 31,
                                                         2000           1999
                                                         ----           ----

   Supplemental disclosure of cash flows information-
      Income taxes paid/(refunded)                       $-0-           $-0-
                                                         ====           ====

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At March 31, 2000, the Company had a cash and Treasury Bill balance of $5,950,000, which represents a $256,000 increase from the $5,694,000 balance at September 30, 1999. This $256,000 increase results entirely from cash flow from operations which includes the result of net income of $71,000 coupled with changes in operating assets and liabilities of $222,000 offset by expenditures for property held for development and sale of $37,000. The Company's working capital position at March 31, 2000 was $6,572,000 as compared to a September 30, 1999 balance of $6,501,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas. The Company presently owns one property in Washington D.C., which it intends to sell.

         The Company intends to continue its investment and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the three-month period ended March 31, 2000 the Company achieved a gain on its trading and investment activities of $585,000 as compared to a gain of $172,000 in the prior year period.

         The ultimate goal of the Company is to acquire or develop an operating business. At March 31, 2000 the Company held approximately 70% of its assets in the form of United States Treasury Bills.

Results of Operations

Three Months Ended March 31, 2000


Net income (loss)

         The Company experienced a profit of $362,000 in the current three-month period versus a profit of $130,000 in the prior year period. Interest income increased $15,000 to $73,000 primarily due to higher interest rates. Trading gains in the current quarter were $585,000 compared to a gain of $172,000 in the prior year period. General and administrative expenses of $296,000 were $196,000 higher than the prior year period of $100,000. The increase of $196,000 was due primarily to a higher level of compensation paid to President John Michael related to the increased level of trading profits and increased real estate expenses.

         During the current and prior year quarter the Company did not record an income tax benefit because tax losses could not be utilized.


Six Months Ended March 31, 2000


Net income (loss)

         The Company experienced a profit of $71,000 in the current six-month period versus a profit of $160,000 in the prior year period. Interest income increased $20,000 to $140,000 primarily due to higher interest rates. Trading gains in the current six-month period were $300,000 compared to a gain of $172,000 in the prior year period. General and administrative expenses of $369,000 were $237,000 higher than the prior year period of $132,000. The increase of $132,000 was due primarily to a higher level of compensation paid to President John Michael related to the increased level of trading profits.

         During the current and prior year six-month period the Company did not record an income tax benefit because tax losses could not be utilized.

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



                                          PERSONAL DIAGNOSTICS, INCORPORATED

                                          Registrant


Date:  April 26, 2000                     By:
                                                -----------------------------
                                                John H. Michael, Chairman
                                                (on behalf of the registrant)