Form 10-Q
period 2000-06-30
PERSONAL DIAGNOSTICS INC
filed 2000-08-14
CIK 351935

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                              --------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the transition period from ......................to.........................

Commission file number 0-10128
                       -------


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

Yes X  No __
    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at August 9, 2000
              -----                        -----------------------------
  Common Stock, $.01 par value                       3,820,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - June 30, 2000 and September 30, 1999                                        3

             Statements of Operations - For the Three and Nine Months Ended

             Statements of Cash Flows - For the Nine Months Ended  June 30, 2000 and 1999                 5

             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations

Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9

             Exhibit 27.1: Financial Data Schedule

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                     June 30,        June 30,
                                                       2000            1999
                                                   ------------    ------------
                                                   (UNAUDITED)

                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  6,580,000    $  5,098,000
  Investment securities held-to-maturity                   --           596,000
  Property held for development and sale                   --           893,000
  Other current assets                                     --             2,000
                                                   ------------    ------------
    Total Current Assets                              6,580,000       6,589,000
                                                   ------------    ------------
TOTAL ASSETS                                       $  6,580,000    $  6,589,000
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $      5,000    $      5,000
  Current liabilities of discontinued operations           --            25,000
  Other current liabilities                              55,000          58,000
                                                   ------------    ------------
    Total Current Liabilities                            60,000          88,000
                                                   ------------    ------------


STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; authorized,
  25,000,000 shares; issued and outstanding,
  4,864,000 shares (See Note 5)                          48,000          48,000
  Capital in excess of par value                     13,302,000      13,302,000
  Accumulated deficit                                (5,890,000)     (5,909,000)
                                                   ------------    ------------
                                                      7,460,000       7,441,000

  Less: Treasury stock 784,000 shares, at cost         (940,000)       (940,000)
                                                   ------------    ------------
    Total Stockholders' Equity                        6,520,000       6,501,000
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            6,580,000       6,589,000
                                                   ============    ============


                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended             Nine Months Ended
                                                 June 30,                       June 30,
                                        --------------------------     -------------------------
                                             2000           1999            2000          1999
                                        -----------    ------------    -----------    -----------

INCOME:
  Interest                              $   91,000      $   63,000     $  231,000     $  183,000
  Trading gains                               --             8,000        300,000        180,000
                                        -----------    ------------    -----------    -----------
                                            91,000          71,000        531,000        363,000
                                        -----------    ------------    -----------    -----------

EXPENSES:
  General and administrative               143,000          21,000        512,000        153,000
                                        -----------    ------------    -----------    -----------

INCOME (LOSS) BEFORE
INCOME TAXES                               (52,000)         50,000         19,000        210,000
                                        -----------    ------------    -----------    -----------

PROVISION (BENEFIT)
FOR INCOME TAXES                              --              --             --             --
                                        -----------    ------------    -----------    -----------

NET INCOME (LOSS)                       $  (52,000)     $   50,000     $   19,000     $  210,000
                                        ===========    ============    ===========    ===========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE             $    (0.01)     $     0.01     $     0.01     $     0.05
                                        ===========    ============    ===========    ===========

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      $4,080,000       4,080,000      4,080,000      4,080,000
                                        ===========    ============    ===========    ===========

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                              June 30,
                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    19,000    $   210,000
  Adjustments to reconcile net income to net
   cash flows from operating activities:
  Changes in assets and liabilities:
   Property held for development and sale                893,000           --
   Accounts payable and accrued liabilities              (28,000)        26,000
   Other current assets                                    2,000         (5,000)
                                                     -----------    -----------
    Net cash flow from operating activities              886,000        231,000
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities            596,000           --
                                                     -----------    -----------
    Net cash flows from investing activities             596,000           --
                                                     -----------    -----------

INCREASE IN CASH AND EQUIVALENTS                       1,482,000        231,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              5,098,000      5,386,000
                                                     -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 6,580,000    $ 5,617,000
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

2.  TRADING SECURITIES
    ------------------

         For the three months ending June 30, 2000 the Company incurred no gain or loss on trading and investment activities compared with a gain of $8,000 in the prior year period. There was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities during the quarter ending June 30, 2000 or during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3.  PROPERTY HELD FOR DEVELOPMENT AND SALE
    --------------------------------------

         On April 6, 2000 the Company sold its remaining real estate and certain related furniture and fixtures to President John H. Michael for a total selling price of $940,000. The sale price was established based upon an appraisal of the property conducted by an independent appraiser designated by Riggs Bank. The Company realized a gain of approximately $1,000 on this transaction, which has been included in general and administrative expenses on the statement of operations.

4.  STATEMENT OF CASH FLOWS
    -----------------------
                                                             Nine Months Ended
                                                                 June 30,
                                                           2000           1999
                                                           ----           ----

Supplemental disclosure of cash flows information-
   Income taxes paid/(refunded)                            $-0-           $-0-
                                                           ====           ====

5.  SUBSEQUENT EVENT
    ----------------

         On August 6, 2000 the Company repurchased 260,000 shares from President John H. Michael at $1.35 per share for a total purchase price of $351,000. This price was slightly below the bid price of the Company's shares and about $0.25 below the liquid net asset value per share. Subsequent to this transaction, the Company has 3,820,000 shares outstanding. Company President, John H. Michael, owns in excess of 80% of this total.

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2000, the Company had a cash and Treasury Bill balance of $6,580,000, which represents a $1,482,000 increase from the $5,098,000 balance at September 30, 1999. This $1,482,000 increase results from cash flow from operations of $886,000 which includes the result of net income of $19,000 coupled with the disposal of property held for development and sale of $893,000 offset by changes in operating assets and liabilities of $26,000 combined with cash flows from investing activities of $596,000. The Company's working capital position at June 30, 2000 was $6,520,000 as compared to a September 30, 1999 balance of $6,501,000.

         Management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested considerable time evaluating and finally rejecting numerous proposals for possible acquisition or combination. The Company believes present valuation levels requested for alternative operating entities are excessive partly due to the expectations of sellers being raised by generally high stock market valuations. The Company has decided to focus its present operating activities on the acquisition, improvement and resale of real property. This decision does not preclude the possibility of becoming involved in the future with additional businesses in other areas. During the quarter the Company sold its one property in Washington D.C. to President John H. Michael for a total selling price of $940,000. The sale price was established based upon an appraisal of the property conducted by an independent appraiser designated by Riggs Bank. The Company realized a gain of approximately $1,000 on this transaction, which has been included in general and administrative expenses on the statement of operations.

         The Company intends to continue its investment and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and future contracts. Such investment often involves a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the three-month period ended June 30, 2000 the Company incurred no gain or loss on its trading and investment activities as compared to a gain of $8,000 in the prior year period. The ultimate goal of the Company is to acquire or develop an operating business.

         On August 6, 2000 the Company repurchased 260,000 shares from President John H. Michael at $1.35 per share for a total purchase price of $351,000. This price was slightly below the bid price of the Company's shares and about $0.25 below the liquid net asset value per share. Subsequent to this transaction, the Company has 3,820,000 shares outstanding. Company President, John H. Michael, owns in excess of 80% of this total.

Results of Operations
---------------------

Three Months Ended June 30, 2000
--------------------------------


Net income (loss)
-----------------

         The Company experienced a loss of $52,000 in the current three-month period versus a profit of $50,000 in the prior year period. Interest income increased $28,000 to $91,000 primarily due to higher interest rates. No trading gains or losses were incurred in the current quarter as compared to a gain of $8,000 in the prior year period. General and administrative expenses of $143,000 were $122,000 higher than the prior year period of $21,000. The increase of $122,000 was due primarily to a higher level of compensation paid to President John Michael of which a portion was related to the year-to-date increased level of trading profits.

         During the current quarter the Company did not record an income tax benefit because tax losses could not be utilized. During the prior year quarter the Company did not record an income tax expense due to the availability of tax loss carryforwards.




Nine Months Ended June 30, 2000
-------------------------------


Net income (loss)
-----------------

         The Company experienced a profit of $19,000 in the current nine-month period versus a profit of $210,000 in the prior year period. Interest income increased $48,000 to $231,000 primarily due to higher interest rates. Trading gains in the current nine-month period were $300,000 compared to a gain of $180,000 in the prior year period. General and administrative expenses of $512,000 were $359,000 higher than the prior year period of $153,000. The increase of $359,000 was due primarily to a higher level of compensation paid to President John Michael related to the increased level of trading profits.

         During the current and prior year nine-month period the Company did not record an income tax expense due to the availability of tax loss carryforwards.

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



                                   PERSONAL DIAGNOSTICS, INCORPORATED

                                   Registrant


Date:  August 10, 2000             By:
                                       --------------
                                       John H. Michael, Chairman
                                       (on behalf of the registrant)