Form 10-K
period 2000-09-30
PERSONAL DIAGNOSTICS INC
filed 2000-12-27
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year end September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     Commission File Number: 0-10128

     PERSONAL DIAGNOSTICS, INCORPORATED
     ----------------------------------
     (Exact name of registrant as specified in its charter

                NEW JERSEY                                   22-23251136
     ---------------------------------                  ----------------------
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification Number)

     P.O. Box 5310, Parsippany, New Jersey                      07054
     ---------------------------------------            ----------------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (973) 952-9000

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                                Name of each exchange
                                                        on which registered
     -------------------                                ---------------------
           NONE                                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,100,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value as reported by the National Association of Securities Dealers OTC Bulletin Board Quotation System on December 15, 2000.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                                Outstanding at December 15, 2000
           -----                                --------------------------------
Common Stock, $.01 par value                                3,740,000

                         2000 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----

Item 1  Business                                                              1

Item 2  Properties                                                            2

Item 3  Legal Proceedings                                                     2

Item 4  Submission of Matters to a Vote of Security Holders                   2


                                     PART II

Item 5  Market for the Registrant's Common Stock and Related
        Security Holder Matters                                               3

Item 6  Selected Financial Data                                               4

Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             4

Item 8  Financial Statements and Supplementary Data                           6

Item 9  Disagreements on Accounting and Financial Disclosure                  6


                                    PART III


Item 10 Directors and Executive Officers of the Registrant                    7

Item 11 Executive Compensation                                                7

Item 12 Security Ownership of Certain Beneficial Owners and Management       11

Item 13 Certain Relationships and Related Transactions                       11


                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K      13

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

         Since then the Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. During the past four years the Company has limited its activities to relatively small real estate projects and modest trading and investment activities. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to stockholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 2000 the average nominal value of the Company's exposure to derivatives was not significant.

         During fiscal 2000 the Company repurchased a total of 340,000 shares of its Common Stock at $1.35 per share from Company President John H. Michael at a total cost of $459,000. The purchases were made at or below the market bid price and about 15 percent below liquid net asset value per share. The Company may repurchase additional shares either publicly or privately during the coming fiscal year, but it has no specific plans to do so. At September 30, 2000, the Company had a total of 3,740,000 shares outstanding which is net of 1,124,000 Treasury shares.

         At September 30, 2000, virtually all Company assets were held in U.S. Government three (3) month Treasury Bills, Cash or 60 day Prime Commercial Paper. The Company had no other investment or trading positions. It continues to be the intention of management to acquire or develop an operating business.

Employees

         The Company has one full time officer employee. It also utilizes consultants, specialists and temporary employees as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 57 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

Item 2 - Properties

         The Company maintains an office in West Milford, New Jersey at a nominal cost. The Company's address is P.O. Box 5310, Parsippany, New Jersey 07054. The Company also has an address at 1810 24th Street, N.W., Washington, D.C.

Item 3 - Legal Proceedings

         During fiscal 2000 the Company resolved two legal disputes for a total of $47,000. At September 30, 2000 there were no active or threatened legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)      Market Information

         The Company's Common Stock is traded on the National Association of Securities Dealers OTC "Bulletin Board System" under the symbol "PERS". The following table sets forth the high and low bid prices of the Common Stock as reported for each quarter, as stated below since the beginning of Fiscal 1999. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs or commissions and may not represent actual transactions.

Trading Quarter                                               Bid Price
---------------                                               ---------

                  1999                                    High         Low
                  ----                                    ----         ---

December 31, 1998 (First Quarter)                         1 3/16       1

March 31, 1999 (Second Quarter)                           1 1/16       15/16

June 30, 1999 (Third Quarter)                             1 3/16       15/16

September 30, 1999 (Fourth Quarter)                       1 1/8        1

                  2000                                    High         Low
                  ----                                    ----         ---

December 31, 1999 (First Quarter)                         1 1/8        15/16

March 31, 2000 (Second Quarter)                           1 1/4        1

June 30, 2000 (Third Quarter)                             1 13/16      1 1/4

September 30, 2000 (Fourth Quarter)                       1 5/8        1 3/8

                  2001                                    High         Low
                  ----                                    ----         ---

December 15, 2000 (First Quarter)                         1 7/16       1 7/16

(b)      Holders

         As of December 15, 2000, there were approximately 440 record holders of the Company's Common Stock.

(c)      Dividends

         The Company has paid no cash dividend on its Common Stock and has no intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon future Company earnings and future Company policy.

Item 6 - Selected Financial Data

                     (In thousands except per share amounts)
                             Year Ended September 30


OPERATING RESULTS                            2000       1999       1998       1997       1996
                                             ----       ----       ----       ----       ----
Investment Income (Loss)                   $   633    $   484       ($30)   $ 1,007    $   308

Income (Loss) From Continuing Operations        (3)       221       (215)        53       (149)

Net Income (Loss)                               (3)       221       (215)        53       (149)

Per Share Data:

Income (Loss) From Continuing Operations       .00        .05       (.04)       .01       (.03)

Net Income (Loss)                              .00        .05       (.04)       .01       (.03)

Weighted Average Number of Shares

Outstanding                                  4,032      4,080      4,807      5,050      4,866

FINANCIAL POSITION

Working Capital                            $ 6,039    $ 6,501    $ 6,145    $ 7,555    $ 7,502

Total Assets                               $ 6,083    $ 6,589    $ 6,279    $ 7,785    $ 7,882

Accumulated Deficit(1)                     ($5,912)   ($5,909)   ($6,130)   ($5,915)   ($5,968)

Total Stockholder's Equity                 $ 6,039    $ 6,501    $ 6,145    $ 7,555    $ 7,502

Notes:

(1)      No dividends have been paid since incorporation.


Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 2000 the Company had a cash and cash equivalents balance of $6,082,000 which represented a $984,000 increase from the $5,098,000 at September 30 1999. This $984,000 increase results from $847,000 in cash flow from operations coupled with $596,000 from the sale of investment securities offset by $459,000 for the purchase of 340,000 shares of Treasury Stock. The $847,000 in cash flow from operations results primarily from $893,000 from the sale of property held for development and sale offset by changes in operating assets and liabilities of $43,000 and a net loss of $3,000. The Company's working capital position at September 30, 2000 was $6,039,000 as compared to the prior year end balance of $6,501,000.

         During fiscal 2000 the Company repurchased a total of 340,000 shares of its Common Stock at $1.35 per share from Company President John H. Michael at a total cost of $459,000. The purchases were made at or below the market bid price and about 15% below liquid net asset value per share. The Company may repurchase additional shares either publicly or privately during the coming fiscal year, but it has no specific plans to do so. At September 30, 2000, the Company had a total of 3,740,000 shares outstanding which is net of 1,124,000 Treasury shares.

         The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. During the past four years the Company has limited its activities to relatively small real estate projects and modest trading and investment activities. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to stockholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 2000 the average nominal value of the Company's exposure to derivatives was not significant.

         At September 30, 2000, virtually all Company assets were held in U.S. Government three (3) month Treasury Bills, Cash or 60 day Prime Commercial Paper. The Company had no other investment or trading positions. It continues to be the intention of management to acquire or develop an operating business.

Results of Operations

Fiscal Year 2000 Compared to 1999
Income [Loss] From Continuing Operations

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a net loss of $3,000 in the current year versus income of $221,000 in the prior year. Interest income increased $83,000 to $325,000 primarily due to more invested funds. Trading gains of $308,000 were realized versus gains of $242,000 in the prior year. General and administrative expenses of $636,000 were $373,000 higher than the prior year period due primarily to increased compensation recorded to President John H. Michael, and higher expenses related to real estate activity. During fiscal year 2000 the Company did not record an income tax benefit because tax losses could not be utilized.

Fiscal Year 1999 Compared to Fiscal Year 1998
Income [Loss] From Continuing Operations

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's officers and directors, and persons who beneficially own more than 10% of a class of equity securities registered pursuant to Section 12 of the Exchange Act ("Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

         Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2000 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements, however, one report regarding one transaction was filed late by Mr. Michael.

Item 11 - Executive Compensation

         The following table sets forth a summary for the fiscal years ended September 30, 2000, l999 and 1998 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. In January 1997 the Company's Board of Directors approved a modification to Mr. Michael's Employment Agreement providing for annual performance compensation equal to no more than 60% of net trading profits in addition to his other compensation. During fiscal 1998 Mr. Michael elected to accept only 75% of the compensation provided by his employment agreement. The balance of $43,875 was waived. During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived. During fiscal 2000 the $285,000 bonus paid to Mr. Michael and the stock options granted to Mr. Michael to purchase 300,000 shares at $1.37 per share were attributable to trading profits during fiscal 2000 and to Mr. Michael's willingness to waive certain compensation in previous years. On September 24, 1999, as provided for in his employment agreement, Mr. Michael elected to extend the agreement for a period of three (3) years from September 25, 1999 to September 24, 2002. Executive Officers who qualify are entitled to participate in the Company's Stock Option Plans. Executive Officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the Company terminated the 401K retirement plans.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term  Compensation
                                                  Annual Compensation                  -----------------------
                                                  -------------------                  Options        All
Name and Principal         Fiscal                     Salary                           (#of          Other
Position                   Year        Salary         Deferred          Bonus          Shares)    Compensation
------------------         ----        ------         --------          -----          -------    ------------
John H. Michael,           2000        $175,000                         $285,000(3)    300,000
Chairman, Chief
Executive Officer          1999        $40,000(2)
President and
Treasurer                  1998        $131,250(1)


(1) During fiscal 1998 Mr. Michael elected to accept only 75% of the $175,000 compensation provided by his employment agreement. The balance of $43,875 was waived.

(2) During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived.

(3) During fiscal 2000 the $285,000 bonus paid to Mr. Michael and the stock options granted to Mr. Michael to purchase 300,000 shares at $1.37 per share were attributable to trading profits during fiscal 2000 and to Mr. Michael's willingness to waive certain compensation in previous years.

Savings and Benefit Plans

         Executive Officers who qualify are entitled to participate in the Company's Stock Option Plans. Executive Officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the Company terminated the 401K retirement plans.

Directors

         The Company's outside Directors, of which there are none at this time, are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at each Board meeting. In late fiscal 1997 Director Alphonso Espinosa died reducing the Board to one member, John H. Michael. The Company hopes during fiscal 2001 to increase the Board of Directors to three members including at least one unaffiliated individual.

Stock Option Plan and Warrants

         On April 23, 1986 and April 23, 1988, the Board of Directors adopted Employee Stock Option Plans which were approved by the Company's stockholders. Under the 1986 Plan, which terminated in 1996, options to purchase no more than 150,000 shares of Common Stock could be granted. Under the 1988 Plan, which terminated in 1998, options to purchase no more than 450,000 shares of Common Stock could be granted. On September 17, 1990, the Board of Directors adopted the 1990 Stock Option Plan which terminates in the year 2000, and authorizes the granting of options to purchase no more than 300,000 shares of Common Stock. The 1990 Stock Option Plan was approved by the Company's stockholders at their annual meeting on September 12, 1991. (Hereinafter the 1986, 1988 and 1990 Plans shall be collectively referred to as the "Plans".)

         The Plans authorized the granting of either "incentive stock options,' as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Stock. On September 17, 1990, the Board of Directors amended and restated the Company's 1986 and 1985 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans were then essentially identical. Outstanding options to purchase 150,000 shares of Common Stock were exercised June 6, 1998. On January 4, 2000, the Company granted to President John H. Michael nonqualified stock options to purchase 300,000 shares of Common Stock at an exercise price of $1.37 per share pursuant to the 1990 Plan. No further options are available to grant under any Company Plan.

         Currently, the Company has one employee eligible to participate in the Plans. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, share split, share dividend or other such subdivision or combination of the Company Common Stock. Any monies received by the Company from the exercise of options will be used for working capital.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (individual grants)

         The following table sets forth information with respect to individual grants of stock options to the Principal Stockholder during fiscal 2000.

------------------------------------------------------------------------------------------------------------------
                                Number of          Percent of Total
                                Securities            Options/SAR
                                Underlying            Granted to
                               Options/SAR            Employees in         Exercise or Base
Name of Officer                  Granted              Fiscal Year           Price ($/Share)        Expiration Date
------------------------------------------------------------------------------------------------------------------
John H. Michael                  300,000                  100%                   $1.37                 1/5/10
------------------------------------------------------------------------------------------------------------------


                     AGGREGATE OPTION EXERCISE IN LAST YEAR
                                       AND
                          FISCAL YEAR-END OPTION VALUES
                     --------------------------------------

         The following table sets forth information with respect to the Principal Stockholder concerning the exercise of options during fiscal 2000 and the number and value of unexercised options held as of the end of fiscal 2000.

                                                             Number of Shares            Value of
                                                          Underlying Unexercised        Unexercised
                     Number of Shares                           Options at         In-the-Money Options
                       Acquired on                            Fiscal Year-End       at Fiscal Year-End
Name                    Exercise        Value Realized          Exercisable             Exercisable
------------------  ----------------    --------------    ----------------------   ---------------------
John H. Michael (1)       N/A                N/A                  300,000                 $15,000

    (1) No options were exercised during fiscal 2000. On January 6, 2000, the Company granted to Mr. Michael pursuant to the Company's 1990 Stock Option Plan nonqualified options to purchase 300,000 shares of Common Stock at $1.37 per share. At September 2000 nonqualified options to purchase 300,000 shares of Common Stock at $1.37 per share were outstanding.

Eligibility

         Any person who is employed by the Company shall be eligible to receive incentive stock options under the Plans. The Plans permit non-qualified stock options to be granted to directors and consultants, as well as employees. Any employee who already owns 10 percent or more of the total combined voting power of all classes of the Company's Common Stock shall be eligib1e to receive incentive stock options only under certain limited circumstances.

Exercise Price of Options

         Options granted pursuant to the Plans must have an exercise price no less than the fair market value of the Company's Common Stock at the time the option is granted, except that in the case of an incentive stock option the price shall be at least 110 percent of the fair market value when the option is granted to an employee who owns more than 10 percent of the combined voting power of all classes of the Company's voting stock at the date of grant. Under the terms of the Plans, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by such individual during any calendar year shall not exceed $100,000.

Amendment and Discontinuance

         The Plans can be amended, suspended, or terminated at any time by actions of the Company's Board of Directors except that no amendment to the Plans can be made without prior stockholder approval where such amendment would
(i) increase the total number of shares of stock which may be purchased under the Plans; (ii) materially modify the eligibility requirements of the Plans; or
(iii) materially increase the benefits accruing to the participants under the Plans.

Administration

         The Board of Directors has appointed a Stock Option Committee consisting of John H. Michael. Mr. Michael is Chairman of the Stock Option Committee. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. During fiscal 2000 nonqualified options to purchase 300,000 shares of Common Stock at $1.37 per share were granted to Company President John H. Michael.

Compensation Committee Interlocks and Insider Participation

         The Company's Board of Directors determined the compensation paid to the sole executive officer during fiscal 2000. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company.


                                Performance Graph

         The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total stockholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100 on September 30, 1995, for purposes of preparing this graph.

                COMPARISION OF FIVE YEAR CUMULATIVE TOTAL RETURNS

                                  [LINE GRAPH]

                                         1995     1996    1997    1998    1999   2000
                                         ----     ----    ----    ----    ----   ----
Personal Diagnostics, Incorporated      100.0    119.9   131.2   147.1   139.8  177.1
NASDAQ Stock Market (U.S. Companies)    100.0    116.1   150.9   167.4   211.7  283.9



Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval based on the fiscal year-end, is not a trading day, the proceeding trading day is used.

D.  The index level for all series was set to $100.0 on September 30, 1995.


Item 12- Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information concerning the beneficial ownership of the Company's Common Stock by each Director, by all Directors and Officers of the Company as a group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock based upon the number of shares of Common Stock outstanding on December 15, 2000.

Name and Address of                      Amount and Nature            Percent
Beneficial Owner (1)                   of Beneficial Ownership        of Class
--------------------                   -----------------------        --------

John H. Michael                             3,333,543 (2)              82.5%
1810 24th Street N.W.
Washington, D.C.

All Officers and Directors                  3,333,543 (2)              82.5%
as a Group

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.

(2) Includes 300,000 shares of Common Stock which Mr. Michael may purchase at $1.37 per share pursuant to outstanding stock options.

Item 13 - Certain Relationships

        During fiscal 1998 Mr. Michael had a secured loan outstanding in the amount of $750,000 from Riggs National Bank. The primary security for this loan was 1,012,500 shares of the Company's Common Stock owned by Mr. Michael. The Company was a guarantor of this loan. The loan was repaid in full in fiscal 1998. Also, during fiscal 1998 the Company repurchased a total of 945,789 shares of its Common Stock at $1.20 per share from Company President John H. Michael.

        During fiscal 2000 the Company repurchased 340,000 shares of Common Stock at $1.35 per share from Company President John H. Michael. During fiscal 2000 the Company sold to Mr. Michael a residential property in Washington, D.C. for a net price of $940,000, which equaled its appraised value less, a 6% commission allowance. The appraisal was conducted by an appraiser designated by Riggs National Bank. The Company recorded a nominal gain on this transaction.

                                     PART IV

Item 14 - Exhibits. Financial Statement Schedules and Reports on Form 8-K


(a)(1)   Financial Statements

       The response to this portion of Item 14 is submitted as a separate section of this Report Commencing on page F.1.

(a)(2)   Financial Statement Schedules - Inapplicable

(a)(3)   List of Exhibits


         Exhibit                                          Location
         -------                                          --------

3.1.1    Articles of Incorporation               Filed Form S-1 October 7, 1983
                                                 File No. 2-86991


3.2      Bylaws of the Corporation               Filed Form S-1 October 7, 1983
                                                 File No. 2-86991

10.1     Employment Agreement between            Page E-1 1996 Form 10K
         John H. Michael and the Company
         dated September 25, 1996


(b)  Reports on Form 8-K
     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


                       PERSONAL DIAGNOSTICS, INCORPORATED



                                                        By:  /s/ John H. Michael
                                                        ------------------------
                                                        John H. Michael
                                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ John H. Michael                                December 26, 2000
-------------------------------------------
John H. Michael, Chief Executive Officer,
Chairman of the Board, President, Treasurer
and Secretary



         The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                FINANCIAL REPORT
                               SEPTEMBER 30, 2000

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                      INDEX

                                                                         Page

Independent Auditors' Report                                             F-2

Balance Sheets as of September 30, 2000 and 1999                         F-3

Statements of Operations for the Years Ended
 September 30, 2000, 1999 and 1998                                       F-4

Statements of Changes in Stockholders' Equity
 for the Years Ended September 30, 2000, 1999 and 1998                   F-5

Statements of Cash Flows for the Years Ended
 September 30, 2000, 1999 and 1998                                       F-6

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Personal Diagnostics, Incorporated

We have audited the financial statements of Personal Diagnostics, Incorporated at September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.



                                                             WISS & COMPANY, LLP


Livingston, New Jersey
December 13, 2000

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                 BALANCE SHEETS

                                                                         September 30,
                                                                 ----------------------------
                                      ASSETS                         2000            1999
                                                                 ------------    ------------
CURRENT ASSETS:
Cash and equivalents                                             $  6,082,000    $  5,098,000
Investment securities held-to-maturity                                   --           596,000
Property held for development and sale                                   --           893,000
Other current assets                                                    1,000           2,000
                                                                 ------------    ------------
                                                                 $  6,083,000    $  6,589,000
                                                                 ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $     44,000    $     63,000
Current liabilities of discontinued operations                           --            25,000
                                                                 ------------    ------------
Total Current Liabilities                                              44,000          88,000
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized, 25,000,000
    shares; issued 4,864,000                                           48,000          48,000
Capital in excess of par value                                     13,302,000      13,302,000
Accumulated deficit                                                (5,912,000)     (5,909,000)
                                                                 ------------    ------------
                                                                    7,438,000       7,441,000
Less:  Treasury stock 1,124,000 and 784,000 shares,
   respectively, at cost                                           (1,399,000)       (940,000)
                                                                 ------------    ------------
Total Stockholders' Equity                                          6,039,000       6,501,000
                                                                 ------------    ------------
                                                                 $  6,083,000    $  6,589,000
                                                                 ============    ============


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                               Year Ended September 30,
                                      -----------------------------------------
                                          2000           1999           1998
                                      -----------    -----------    -----------
INCOME:
  Interest                            $   325,000    $   242,000    $   319,000
  Trading gains (losses)                  308,000        242,000       (349,000)
                                      -----------    -----------    -----------
                                          633,000        484,000        (30,000)
EXPENSES-
  General and administrative              636,000        263,000        185,000
                                      -----------    -----------    -----------

NET INCOME (LOSS)                     $    (3,000)   $   221,000    $  (215,000)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING -
  Basic and diluted                     4,032,000      4,080,000      4,807,000
                                      ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE -
  Basic and diluted                   $      --      $      0.05    $     (0.04)
                                      ===========    ===========    ===========



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 2000, 1999 AND 1998


                                                                Common Stock       Capital in
                                                          ---------------------     Excess of     Treasury     Accumulated
                                                             Shares   Par Value     Par Value       Stock        Deficit
                                                          ----------  ---------   ------------   -----------   -----------
BALANCES, SEPTEMBER 30, 1997                               5,014,000   $ 50,000   $ 13,420,000   $      --     $(5,915,000)

YEAR ENDED SEPTEMBER 30, 1998:
 Purchase of 1,084,000 shares of treasury stock, at cost        --         --             --      (1,300,000)         --
 Exercise of stock options                                   150,000      1,000        104,000          --            --
 Net loss                                                       --         --             --            --        (215,000)
                                                          ----------   --------   ------------   -----------   -----------

BALANCES, SEPTEMBER 30, 1998                               5,164,000     51,000     13,524,000    (1,300,000)   (6,130,000)

YEAR ENDED SEPTEMBER 30, 1999:
 Officer's compensation waived                                  --         --          135,000          --            --
 Retirement of treasury stock                               (300,000)    (3,000)      (357,000)      360,000          --
 Net income                                                     --         --             --            --         221,000
                                                          ----------   --------   ------------   -----------   -----------

BALANCES, SEPTEMBER 30, 1999                               4,864,000     48,000     13,302,000      (940,000)   (5,909,000)

YEAR ENDED SEPTEMBER 30, 2000:
 Purchase of 340,000 shares of treasury stock, at cost          --         --             --        (459,000)         --
 Net loss                                                       --         --             --            --          (3,000)
                                                          ----------   --------   ------------   -----------   -----------

BALANCES, SEPTEMBER 30, 2000                               4,864,000   $ 48,000   $ 13,302,000   $(1,399,000)  $(5,912,000)
                                                          ==========   ========   ============   ===========   ===========


           See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended September 30,
                                                                  -----------------------------------------
                                                                      2000           1999           1998
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    (3,000)   $   221,000    $  (215,000)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
    Waiver of officer's compensation                                     --          135,000           --
    Changes in assets and liabilities:
      Property held for development and sale                          893,000           --          768,000
      Other current assets                                              1,000         (2,000)         7,000
      Accounts payable and accrued liabilities                        (44,000)       (46,000)       (96,000)
                                                                  -----------    -----------    -----------
        Net cash flows from operating activities                      847,000        308,000        464,000
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Sale/(purchase) of investment securities                            596,000       (596,000)          --
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                --             --          105,000
  Purchase of treasury stock                                         (459,000)          --       (1,300,000)
                                                                  -----------    -----------    -----------
        Net cash flows from financing activities                     (459,000)          --       (1,195,000)
                                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           984,000       (288,000)      (731,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                             5,098,000      5,386,000      6,117,000
                                                                  -----------    -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR                                 $ 6,082,000    $ 5,098,000    $ 5,386,000
                                                                  ===========    ===========    ===========



                See accompanying notes to financial statements

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of the Business - Personal Diagnostics, Incorporated (the "Company") is pursuing various business alternatives including possible acquisition of an existing business.

         Cash Equivalents - The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

         Investment Securities - The Company's investments in securities are classified as held-to-maturity and consist of U.S. Treasury Bills, which the Company has the positive intent and ability to hold to maturity. The investments are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

         Net Income (Loss) Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share".

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

         Stock Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. Options to purchase 300,000 shares were granted during the year ended September 30, 2000. Proforma disclosure has been provided under Note 7. No options were granted during the years ended September 30, 1999 or 1998 and accordingly, no proforma disclosure has been provided.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

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

         The amortized cost and estimated market value of securities held-to-maturity are as follows:

                                               September 30, 1999
                                    ----------------------------------------
                                                      Gross        Estimated
                                    Amortized       Unrealized        Fair
                                       Cost       Gains (Losses)     Value
                                    ---------     -------------    ---------

         U.S. Treasury Bills        $596,000         $   --         $596,000
                                    ========         =======        ========


         The amortized cost and estimated market value of investment securities, at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                               Estimated
                                             Amortized           Fair
                                                Cost             Value
                                             ---------         ---------
         One year or less                     $596,000          $596,000
                                              ========          ========


NOTE 3 - PROPERTY HELD FOR DEVELOPMENT AND SALE:

         The Company owned two properties in Washington D.C. which it acquired with the intention to improve and sell. One property, carried at a net cost of approximately $810,000 was sold on October 20, 1997 after providing an allowance of $151,000 for loss on the sale at September 30, 1997. The other property, carried at a net cost of approximately $939,000, was sold on April 6, 2000 to the President-Principal Stockholder of the Company, at a gain of $1,000.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of:

                                                             September 30,
                                                      -------------------------
                                                        2000            1999
                                                      ---------       ---------
                    Legal fees and costs              $  10,000       $  33,000
                    Audit fees                           22,000          20,000
                    Annual meeting                        5,000           5,000
                    Other                                 7,000           5,000
                                                      ---------       ---------
                                                      $  44,000       $  63,000
                                                      =========       =========

         Current liabilities of discontinued operations at September 30, 1999 consisted of estimated costs for product liability insurance.

NOTE 5 - INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                             September 30,
                                                      -------------------------
                                                        2000            1999
                                                      ---------       ---------

          Deferred tax assets:
              Tax credit carryforwards                $238,000        $238,000
              Net operating loss carryforwards         604,000         550,000
              Other items                                6,000          53,000
                                                      --------        --------
                                                       848,000         841,000
          Valuation allowance                         (848,000)       (841,000)
                                                      --------        --------
          Net asset                                   $   --          $    --
                                                      ========        ========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net losses, that a full valuation allowance is appropriate at September 30, 2000 and 1999. During fiscal 2000 and 1999 the valuation allowance decreased $7,000 and increased $188,000, respectively.

         A reconciliation of the provision for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) before income taxes is as follows:

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


                                                             Year Ended September 30,
                                                        ---------------------------------
                                                          2000         1999        1998
                                                        --------    ---------    --------
         Computed tax at federal
            statutory rate                              $ (1,000)   $  75,000    $(73,000)

         Non-deductible officer's compensation waived
                                                            --         46,000        --

         Net operating loss and tax credits or
            limitations                                    1,000     (121,000)     73,000
                                                        --------    ---------    --------

         Provision for income taxes                     $   --      $    --      $   --
                                                        ========    =========    ========


         At September 30, 2000, the Company had net operating loss carryforwards of $1,484,000 for regular tax purposes and $1,700,000 for alternative minimum tax (AMT), which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000 and AMT credits of approximately $70,000, which can be used to offset future income taxes for federal income tax purposes. The net operating loss carryforwards expire, if not used, as to $1,161,000 in 2009, $112,000 in 2011, $91,000 in 2018 and $120,000
in 2020. The research and development credits expire, if not used, over the period 2001 to 2002.

         The AMT credits are available for an indefinite period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

         Employment Contract - At September 30, 2000, the Company has an employment contract with its President, which provides for an annual salary of not less than $175,000 until September 24, 2002. The contract also provides additional annual performance compensation up to 60% of net gains produced by the President's trading and investment activities on behalf of the Company.

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

         Options to purchase 300,000 shares were granted under the 1990 Plan to the President-Principal Stockholder during the year ended September 30, 2000.

         Changes in the Company's stock option plans were as follows:

                                                                         Number of Shares
                                                                  ----------------------------
                                                                    2000      1999       1998
                                                                  -------   -------   --------
                  Outstanding at October 1
                      ($.70 per share)                               --        --      150,000
                  Granted ($1.37 per share)                                 300,000       --
                                                                                      --------
                  Exercised ($.70 per  share)                        --        --     (150,000)
                                                                  -------   -------   --------
                  Outstanding at September 30 ($1.37 per share)
                                                                  300,000      --         --
                                                                  =======   =======   ========


The fair value of each option granted during 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                Expected life (years)                                     10.0
                Expected volatility                                       79.73%
                Expected dividend yield                                    0.0%
                Risk-free interest rate                                    5.50%
                Weighted average fair value of the options granted
                 during the year                                          $ .56

The following summarizes information about stock options outstanding at September 30, 2000:


                                 Weighted Average       Weighted
    Range of          Number       Remaining Life        Average
Exercise Prices     Outstanding     (In years)        Exercise Price
---------------     -----------     ----------        --------------
     $1.37           300,000            9.3               $1.37

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


Set forth below are the Company's net loss and net loss per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123:

         Net loss available for common stockholders:
           As reported                                      $       (3,000)
           Pro forma                                              (172,000)

         Basic loss per share
           As reported                                      $         0.00
           Pro forma                                                 (0.04)

         Diluted loss per share
           As reported                                      $         0.00
           Pro forma                                                 (0.04)

NOTE 8 - STATEMENTS OF CASH FLOWS:

                                                        Fiscal Years Ended In
                                                   -----------------------------
                                                    2000         1999       1998
                                                   ------       ------     -----
                  Supplemental disclosure of
                    cash flow information

                      Income taxes paid            $  200       $  225     $ --
                                                   ======       ======     =====

         Non-cash Investing and Financing Activities - At September 30, 1999, the president of the Company waived $135,000 due to him per the employment contract. The transaction resulted in an increase to general and administrative expense and additional paid-in capital.

         During the year ended September 30, 1999, the Company retired 300,000 shares of common stock, which were held in the treasury.

NOTE 9 - RELATED PARTY TRANSACTIONS:

         Treasury Stock - In July and September of 2000, the Company purchased from its President - Principal Stockholder 260,000 and 80,000 shares respectively, of its common stock for $1.35 per share.

         In June 1998 and September 1998, the Company purchased from its President - Principal Stockholder 598,389 and 347,400 shares respectively, of its common stock for $1.20 per share.

         Sale of Property Held for Development and Sale -On April 6, 2000, the Company sold real estate to its President-Principal Stockholder for $940,000 (Note 3).

                       PERSONAL DIAGNOSTICS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


         Guarantee - The Company had guaranteed a $750,000 personal loan received by the President from a financial institution. The loan was collateralized by 1,012,500 shares of common stock of the Company owned by the President. This loan was repaid during fiscal 1998.

NOTE 10 - NEW ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities for years beginning after June 15, 1999. Subsequently, the Board deferred the effective date one year through the issuance of SFAS No. 137.

         The Company does not expect the previously mentioned pronouncement to significantly impact its financial statements.