Form 10-Q
period 2000-12-31
PERSONAL DIAGNOSTICS INC
filed 2001-02-09
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended December 31, 2000
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to........................

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

                                 (973) 952-9000
                                 --------------
                 (Registrant's telephone number, including area
                                      code)

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

Yes X  No __
    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at January 26, 2001
                -----                       -------------------------------
    Common Stock, $.01 par value                       3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

             Index                                                                                     Page No.
             -----                                                                                     --------
Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - December 31, 2000 and September 30, 2000                                    3

             Statements of Operations - For the Three Months Ended
             December 31, 2000 and 1999                                                                   4

             Statements of Cash Flows - For the Three Months Ended December 31, 2000 and 1999             5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                                    9

Page 2 of 10

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                      December 31,           September 30,
                                                                          2000                   2000
                                                                     ------------            -------------
                                                                       (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and equivalents ..........................................    $  6,635,000             $  6,082,000
  Other current assets ..........................................            --                      1,000
                                                                     ------------             ------------
     Total Current Assets .......................................       6,635,000                6,083,000

                                                                     ------------             ------------
TOTAL ASSETS                                                         $  6,635,000             $  6,083,000
                                                                     ============             ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses .........................    $     66,000             $     44,000
  Accrued compensation ..........................................         426,000                     --
                                                                     ------------             ------------
     Total Current Liabilities ..................................         492,000                   44,000
                                                                     ------------             ------------

STOCKHOLDER'S EQUITY:
 Common Stock,$.01 par value; authorized,
 25,000,000 shares; issued and outstanding,
 3,740,000 shares and 4,864,000 shares, respectively ............          37,000                   48,000
 Capital in excess of par value .................................      11,914,000               13,302,000
 Accumulated deficit ............................................      (5,808,000)              (5,912,000)
                                                                     ------------             ------------
                                                                        6,143,000                7,438,000
Less:  Treasury stock 1,124,000 shares, at cost .................            --                 (1,399,000)
                                                                     ------------             ------------
     Total Stockholders' Equity .................................       6,143,000                6,039,000
                                                                     ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  6,635,000             $  6,083,000
                                                                     ============             ============


                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2000             1999
                                                    ------------    -----------

INCOME:

     Interest                                        $    70,000    $    67,000
     Trading gains (losses)                              495,000       (285,000)
                                                     -----------    ------------
                                                         565,000       (218,000)
                                                     -----------    ------------
EXPENSES:
     General and administrative                          461,000         73,000
                                                     -----------    ------------

INCOME (LOSS) BEFORE
INCOME TAXES                                             104,000       (291,000)
                                                     -----------    ------------

PROVISION (BENEFIT)
FOR INCOME TAXES                                             --             --
                                                     -----------    ------------

NET INCOME (LOSS)                                    $   104,000    $  (291,000)
                                                     ===========    ============

BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE                          $      0.03    $     (0.07)
                                                     ===========    ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
                 BASIC                                 3,740,000      4,080,000
                                                     ===========    ============

                 DILUTED                               3,762,000      4,080,000
                                                     ===========    ============

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Three Months Ended
                                                                    December 31,
                                                            ----------------------------
                                                                2000            1999
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $   104,000      $  (291,000)
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                    --            (13,000)
         Accounts payable and accrued liabilities               448,000           32,000
         Other current assets                                     1,000           (2,000)
                                                            -----------      -----------
           Net cash flows from operating activities             553,000         (274,000)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale/(Proceeds) of investment securities                      --               --
                                                            -----------      -----------
           Net cash flows from investing activities                --               --
                                                            -----------      -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     553,000         (274,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     6,082,000        5,694,000
                                                            -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 6,635,000      $ 5,420,000
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

2.  TRADING SECURITIES

         For the three months ending December 31, 2000 the Company realized a gain of $495,000 on trading and investment activities compared with a loss of $285,000 in the prior year period. There was no charge or credit to earnings representing the change in the net unrealized holding loss on trading securities during the quarter ending December 31, 2000 or during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3. STATEMENT OF CASH FLOWS

                                                            Three Months Ended
                                                                December 31,
                                                           -------------------
                                                           2000           1999
                                                           ----           ----
  Supplemental disclosure of cash flows information-
   Income taxes paid/(refunded)                            $-0-           $-0-
                                                           ====           ====

         In October 2000, the Company retired all of its treasury stock, which consisted of 1,124,000 shares that were carried at a cost of $1,399,000 at September 30, 2000.

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At December 31, 2000, the Company had a cash and cash equivalents balance of $6,635,000, which represents a $553,000 increase from the $6,082,000 balance at September 30, 2000. This $553,000 increase results entirely from cash flow from operations, which includes net income of $104,000 coupled with changes in operating assets and liabilities of $449,000. The Company's working capital position at December 31, 2000 was $6,143,000 as compared to a September 30, 2000 balance of $6,039,000.

         During fiscal 2000 the Company repurchased a total of 340,000 shares of its common stock at $1.35 per share from Company President John H. Michael at a total cost of $459,000. The purchases were made at or below the market bid price and about 15% below liquid net asset value per share. The Company may repurchase additional shares either publicly or privately during the current fiscal year, but it has no specific plans to do so. At December 31, 2000 the Company had a total of 3,740,000 shares outstanding.

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

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During the fiscal quarter ended December 31, 2000 the average nominal value of the Company's exposure to derivatives was not significant.

         At December 31, 2000, virtually all Company assets were held in U.S. Government three (3) month Treasury Bills, Cash or other cash instruments. The Company had no other investment or trading positions. It continues to be the intention of management to acquire or develop an operating business.

Results of Operations

Three Months Ended December 31, 2000

Net income (loss)

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company experienced income of $104,000 in the current three-month period versus a loss of $291,000 in the prior year period. Interest income increased $3,000 to $70,000 primarily due to higher interest rates. Trading gains of $495,000 were achieved in the current quarter as compared to a loss of $285,000 in the prior year period. General and administrative expenses of $461,000 were $388,000 higher than the prior year period of $73,000. The increase of $388,000 was due primarily to a higher level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the quarter.

         During the current quarter the Company did not record an income tax provision due to available tax loss carryforwards. During the prior year quarter the Company did not record an income tax benefit because tax losses could not be utilized.

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

                                   PERSONAL DIAGNOSTICS, INCORPORATED

                                   Registrant

Date:  February 9, 2001            By: /s/ John H. Michael
                                      -------------------------------
                                      John H. Michael, Chairman
                                      (on behalf of the registrant)