Form 10-Q
period 2001-03-31
PERSONAL DIAGNOSTICS INC
filed 2001-05-15
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to..............

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

Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at May 9, 2001
                 -----                         --------------------------
      Common Stock, $.01 par value                       3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


        Index                                                           Page No.
        -----                                                           --------

Part I  Financial Information

        Item 1. Financial Statements:

        Balance Sheets - March 31, 2001 and September 30, 2000              3

        Statements of Income - For the Three and Six Months Ended
        March 31, 2001 and 2000                                             4

        Statements of Cash Flows - For the Six Months Ended
        March 31, 2001 and 2000                                             5


        Notes to Financial Statements                                       6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7


Part II Other Information

        Item 6.  Exhibits and Reports on Form 8-K                           9

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                               March 31,     September 30,
                                                                 2001            2000
                                                             ------------    ------------
                                                             (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
      Cash and equivalents                                   $  1,205,000    $  6,082,000
      Trading securities                                     $  5,450,000    $       --
      Other current assets                                           --             1,000
                                                             ------------    ------------
          Total Current Assets                                  6,655,000       6,083,000

                                                             ------------    ------------
TOTAL ASSETS                                                 $  6,655,000    $  6,083,000
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                  $     39,000    $     44,000
      Accrued compensation                                        470,000            --
                                                             ------------    ------------
          Total Current Liabilities                               509,000          44,000
                                                             ------------    ------------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       3,740,000 shares and 4,864,000 shares, respectively         37,000          48,000
      Capital in excess of par value                           11,914,000      13,302,000
      Accumulated deficit                                      (5,805,000)     (5,912,000)
                                                             ------------    ------------
                                                                6,146,000       7,438,000
      Less:  Treasury stock 1,124,000 shares, at cost                --        (1,399,000)
                                                             ------------    ------------
          Total Stockholders' Equity                            6,146,000       6,039,000
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  6,655,000    $  6,083,000
                                                             ============    ============


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                    Three Months Ended         Six Months Ended
                                         March 31,                 March 31,
                                  -----------------------   -----------------------
                                     2001         2000         2001         2000
                                  ----------   ----------   ----------   ----------
INCOME:
     Interest                     $   65,000   $   73,000   $  135,000   $  140,000
     Trading gains                    25,000      585,000      520,000      300,000
                                  ----------   ----------   ----------   ----------
                                      90,000      658,000      655,000      440,000
                                  ----------   ----------   ----------   ----------

EXPENSES:
     General and administrative       87,000      296,000      548,000      369,000
                                  ----------   ----------   ----------   ----------

INCOME BEFORE
INCOME TAXES                           3,000      362,000      107,000       71,000
                                  ----------   ----------   ----------   ----------

PROVISION FOR
INCOME TAXES                            --           --           --           --
                                  ----------   ----------   ----------   ----------

NET INCOME                        $    3,000   $  362,000   $  107,000   $   71,000
                                  ==========   ==========   ==========   ==========

BASIC AND DILUTED
NET INCOME PER SHARE              $     --     $     0.09   $     0.03   $     0.02
                                  ==========   ==========   ==========   ==========


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                         3,740,000    4,080,000    3,740,000    4,080,000
                                  ==========   ==========   ==========   ==========

     DILUTED                       3,798,973    4,080,000    3,780,572    4,080,000
                                  ==========   ==========   ==========   ==========


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                  March 31,
                                                          --------------------------

                                                              2001           2000
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $   107,000    $    71,000
     Adjustments to reconcile net income to net
          cash flows from operating activities:
     Changes in assets and liabilities:
          Trading securities                               (5,450,000)          --
          Property held for development and sale                 --          (37,000)
          Accounts payable and accrued liabilities            465,000        220,000
          Other current assets                                  1,000          2,000
                                                          -----------    -----------
            Net cash flows from operating activities       (4,877,000)       256,000
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale/(Proceeds) of investment securities                    --             --
                                                          -----------    -----------
            Net cash flows from investing activities             --             --
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (4,877,000)       256,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   6,082,000      5,694,000
                                                          -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 1,205,000    $ 5,950,000
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

2.  TRADING SECURITIES

         For the three months ending March 31, 2001 the Company realized a gain of $25,000 on trading and investment activities compared with a gain of $585,000 in the prior year period. There was a credit to earnings of $25,000 representing the change in the net unrealized holding gains on trading securities during the quarter ending March 31, 2001 compared to no charge or credit to earnings during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3. STATEMENT OF CASH FLOWS
                                                            Six Months Ended
                                                                March 31,
                                                                ---------
                                                           2001           2000
                                                           ----           ----

   Supplemental disclosure of cash flows information-
     Income taxes paid/(refunded)                          $-0-           $-0-
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

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At March 31, 2001, the Company had a cash and equivalents balance of $1,205,000, which represents a $4,877,000 decrease from the $6,082,000 balance at September 30, 2000. This $4,877,000 decrease results entirely from cash flow from operations, which includes net income of $107,000 offset by changes in operating assets and liabilities of $4,984,000 consisting primarily of purchases of trading securities. The Company's working capital position at March 31, 2001 was $6,146,000 as compared to a September 30, 2000 balance of $6,039,000.

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

         At March 31, 2001, the Company held marketable securities valued at $5,450,000. It continues to be the intention of management to acquire or develop an operating business.

Results of Operations

Three Months Ended March 31, 2001


Net income

         Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income of $3,000 in the current three-month period versus a gain of $362,000 in the prior year period. Interest income decreased $8,000 to $65,000 primarily due to lower invested funds. Trading gains of $25,000 were achieved in the current quarter as compared to gains of $585,000 in the prior year period. General and administrative expenses of $87,000 were $209,000 lower than the prior year period of $296,000. The decrease of $209,000 was due primarily to a lower level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the prior year quarter.

         During the current and prior year quarter the Company did not record an income tax provision due to available tax loss carryforwards.


Six Months Ended March 31, 2001


Net income

         Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income of $107,000 in the current six-month period versus a gain of $71,000 in the prior year period. Interest income decreased $5,000 to $135,000 primarily due to lower invested funds. Trading gains of $520,000 were achieved in the current six-month period as compared to gains of $300,000 in the prior year period. General and administrative expenses of $548,000 were $179,000 higher than the prior year period of $369,000. The increase of $179,000 was due primarily to a higher level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the current six-month period.

         During the current and prior year period the Company did not record an income tax provision due to available tax loss carryforwards.

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



                                              PERSONAL DIAGNOSTICS, INCORPORATED

                                              Registrant


Date:  May 9, 2001                            By:
                                                 -------------------------------
                                                 John H. Michael, Chairman
                                                 (on behalf of the registrant)