Form 10QSB
period 2001-06-30
PERSONAL DIAGNOSTICS INC
filed 2001-08-13
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                              --------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 9, 2001
                -----                        -----------------------------
    Common Stock, $.01 par value                       3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - June 30, 2001 and September 30, 2000                                        3

             Statements of Operations - For the Three and Nine Months Ended
             June 30, 2001 and 2000                                                                       4

             Statements of Cash Flows - For the Nine Months Ended June 30, 2001 and 2000                  5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                                    9

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                                  June 30,          September 30,
                                                                                    2001                 2000
                                                                               ---------------     ---------------
                                                                                 (UNAUDITED)

                                  ASSETS

CURRENT ASSETS:
      Cash and equivalents                                                     $     6,708,000     $     6,082,000
      Other current assets                                                               2,000               1,000
                                                                               ---------------     ---------------
          Total Current Assets                                                       6,710,000           6,083,000

                                                                               ---------------     ---------------
TOTAL ASSETS                                                                   $     6,710,000     $     6,083,000
                                                                               ===============     ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                    $        45,000     $        44,000
      Accrued compensation                                                             380,000                --
      Accrued income taxes payable                                                      50,000                --
                                                                               ---------------     ---------------
          Total Current Liabilities                                                    475,000              44,000
                                                                               ---------------     ---------------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued and outstanding,
       3,740,000 shares and 4,864,000 shares, respectively                              37,000              48,000
      Capital in excess of par value                                                11,914,000          13,302,000
      Accumulated deficit                                                           (5,716,000)         (5,912,000)
                                                                               ---------------     ---------------
                                                                                     6,235,000           7,438,000
      Less:  Treasury stock 1,124,000 shares, at cost                                     --            (1,399,000)
                                                                               ---------------     ---------------
          Total Stockholders' Equity                                                 6,235,000           6,039,000
                                                                               ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     6,710,000     $     6,083,000
                                                                               ===============     ===============



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                      Nine Months Ended
                                                               June 30,                               June 30,
                                                 -----------------------------------     ---------------     ---------------
                                                      2001                 2000               2001                 2000
                                                 ---------------     ---------------     ---------------     ---------------

INCOME:
     Interest                                    $        60,000     $        91,000     $       195,000     $       231,000
     Trading gains                                       519,000                --             1,039,000             300,000
                                                 ---------------     ---------------     ---------------     ---------------
                                                         579,000              91,000           1,234,000             531,000
                                                 ---------------     ---------------     ---------------     ---------------

EXPENSES:
     General and administrative                          440,000             143,000             988,000             512,000
                                                 ---------------     ---------------     ---------------     ---------------

INCOME BEFORE
INCOME TAXES                                             139,000             (52,000)            246,000              19,000
                                                 ---------------     ---------------     ---------------     ---------------

PROVISION FOR
INCOME TAXES                                              50,000                --                50,000                --
                                                 ---------------     ---------------     ---------------     ---------------

NET INCOME                                       $        89,000     $       (52,000)    $       196,000     $        19,000
                                                 ===============     ===============     ===============     ===============

BASIC AND DILUTED
NET INCOME PER SHARE                             $          0.02     $         (0.01)    $          0.05     $          0.01
                                                 ===============     ===============     ===============     ===============


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                                             3,740,000           4,080,000           3,740,000           4,080,000
                                                 ===============     ===============     ===============     ===============

     DILUTED                                           3,784,720           4,080,000           3,781,955           4,080,000
                                                 ===============     ===============     ===============     ===============


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                               -----------------------------------

                                                                                    2001                2000
                                                                               ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $       196,000     $        19,000
     Adjustments to reconcile net income to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Property held for development and sale                                           --               893,000
         Accounts payable and accrued liabilities                                      431,000             (28,000)
         Other current assets                                                           (1,000)              2,000
                                                                               ---------------     ---------------
           Net cash flows from operating activities                                    626,000             886,000
                                                                               ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investment securities                                          --               596,000
                                                                               ---------------     ---------------
           Net cash flows from investing activities                                       --               596,000
                                                                               ---------------     ---------------

INCREASE IN CASH AND EQUIVALENTS                                                       626,000           1,482,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            6,082,000           5,098,000
                                                                               ---------------     ---------------

CASH AND EQUIVALENTS, END OF PERIOD                                            $     6,708,000     $     6,580,000
                                                                               ===============     ===============

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

2.  TRADING SECURITIES

         For the three months ending June 30, 2001 the Company realized a gain of $519,000 on trading and investment activities compared with no activity in the prior year period. There was no charge or credit to earnings representing the change in the net unrealized holding gains on trading securities during the quarter ending June 30, 2001 or during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3. STATEMENT OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                              June 30,
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

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At June 30, 2001, the Company had a cash and equivalents balance of $6,708,000, which represents a $626,000 increase from the $6,082,000 balance at September 30, 2000. This $626,000 increase results entirely from cash flow from operations, which includes net income of $196,000 coupled with changes in operating assets and liabilities of $430,000 consisting primarily of accrued liabilities for compensation and income taxes payable. The Company's working capital position at June 30, 2001 was $6,235,000 as compared to a September 30, 2000 balance of $6,039,000.

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

         At June 30, 2001, the Company had no trading or investment positions. It continues to be the intention of management to acquire or develop an operating business.

Results of Operations

Three Months Ended June 30, 2001


Net income

         Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income of $89,000 in the current three-month period versus a loss of $52,000 in the prior year period. Interest income decreased $31,000 to $60,000 primarily due to lower interest rates. Trading gains of $519,000 were achieved in the current quarter as compared to no activity in the prior year period. General and administrative expenses of $440,000 were $297,000 higher than the prior year period of $143,000. The increase of $297,000 was due primarily to a higher level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the current year quarter.

         During the current year quarter the Company recorded an income tax provision of $50,000 as its tax loss carryforwards were not available to offset investment type income. During the prior year quarter the Company did not record an income tax benefit because tax losses could not be utilized.


Nine Months Ended June 30, 2001


Net income

         Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income of $196,000 in the current nine-month period versus income of $19,000 in the prior year period. Interest income decreased $36,000 to $195,000 primarily due to lower interest rates. Trading gains of $1,039,000 were achieved in the current nine-month period as compared to gains of $300,000 in the prior year period. General and administrative expenses of $988,000 were $476,000 higher than the prior year period of $512,000. The increase of $476,000 was due primarily to a higher level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the current nine-month period.

         During the current year period the Company recorded an income tax provision of $50,000 as its tax loss carryforwards were not available to offset investment type income. During the prior year period the Company did not record an income tax expense due to the availability of tax loss carryforwards.

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



                                             PERSONAL DIAGNOSTICS, INCORPORATED

                                             Registrant


Date:  August 9, 2001                        By:   /s/ John H. Michael
                                                   -------------------
                                                   John H. Michael, Chairman
                                                   (on behalf of the registrant)