Form 10-K
period 2001-09-30
PERSONAL DIAGNOSTICS INC
filed 2001-12-28
CIK 351935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE SECURITIES ACT OF 1934 for the fiscal year end September 30, 2001
                                  -------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 Commission File Number: 0-10128

     PERSONAL DIAGNOSTICS, INCORPORATED
     ----------------------------------
     (Exact name of registrant as specified in its charter)

             NEW JERSEY                                     22-23251136
     ----------------------                              -----------------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification Number)

     P.O. Box 5544 Parsippany, New Jersey                      07054
     ------------------------------------                 --------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (201)952-9000
                                                         -------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                            Name of each exchange
                                                    on which registered
             NONE                                           NONE
             ----                                           ----



Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,050,000 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value as reported by the National Association of Securities Dealers OTC Bulletin Board Quotation System on December 15, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.



           Class                             Outstanding at December 21, 2001
           -----                             --------------------------------
  Common Stock, $.01 par value                          3,740,000

                         2001 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                     PART I


                                                                                                         Page
                                                                                                         ----
Item 1 Business                                                                                           1

Item 2 Properties                                                                                         2

Item 3 Legal Proceedings                                                                                  2

Item 4 Submission of Matters to a Vote of Security Holders                                                2


                                     PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters                       3

Item 6 Selected Financial Data                                                                            4

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations              4

Item 8 Financial Statements and Supplementary Data                                                        6

Item 9 Disagreements on Accounting and Financial Disclosure                                               6


                                    PART III

Item 10 Directors and Executive Officers of the Registrant                                                7

Item 11 Executive Compensation                                                                            7

Item 12 Security Ownership of Certain Beneficial Owners and Management                                    11

Item 13 Certain Relationships and Related Transactions                                                    11


                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   12


                                     PART I

Item 1 -Business

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

         Subsequently, the Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. During fiscal 2001, the Company actively entertained a proposal to acquire the packaging and material subsidiary of Paper Pak Products, Inc. After considerable evaluation, site visits and financial analysis the Company was not satisfied that there was sufficient organizational cohesion or proprietary product differentiation. Also during the year management evaluated and rejected an opportunity to acquire a major interest in a regional finance company. This business specializes in high yield consumer automobile loans in the Mid-Atlantic region. Management decided there was excessive risk of credit quality deterioration and rejected this opportunity. Finally, the Company considered and rejected a proposal for a reverse merger made by an Australian marketing organization.

         The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. During the past four years the Company has limited its' activities to relatively small real estate projects and modest trading and investment activities. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including market index options and futures contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 2001 the average nominal value of the Company's exposure to derivatives was not significant.

Employees

         The Company has one full time officer employee. It also utilizes consultants, specialists and temporary employees as required. At the present time the Company is heavily dependent on the skills of John H. Michael, the Company's President, who is 58 years old and a graduate of Georgetown University School of Foreign Service and Harvard Business School.

Item 2 - Properties

         The Company maintains an office in West Milford, New Jersey at a nominal cost. The Company's address is P.O. Box 5544, Parsippany, New Jersey 07054. The Company also has an address at 1810 24th Street, N.W., Washington, D.C.

Item 3- Legal Proceedings

         At September 30, 2001, there were no active or pending legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

(a)      Market Information

         The Company's Common Shares are traded on the National Association of Securities Dealers OTC "Bulletin Board System" under the symbol PERS. The following table sets forth the high and low bid prices of the Common Shares as reported for each quarter, as stated below since the beginning of Fiscal 2000. The quotations represent prices between dealers without adjustment for retail mark ups, mark downs or commissions and may not represent actual transactions.

Trading Quarter                                        Bid Price
---------------                                        ----------

                                                   High          Low
                                                   ----          ---
                2000
                ----
December 31, 1999 (First Quarter)                 1 1/8          15/16

March 31, 2000 (Second Quarter)                   1 1/4          1

June 30, 2000 (Third Quarter)                     1 13/16        1 1/4

September 30, 2000 (Fourth Quarter)               1 5/8          1 3/8

                                                   High          Low
                                                   ----          ---
                2001
                ----
December 15, 2000 (First Quarter)                 1 1/4          1 1/2

March 31, 2001 (Second Quarter)                   l 1/2          1 31/32

June 30, 2001 (Third Quarter)                     1 7/16         1 3/4

September 30, 2001 (Fourth Quarter)               1 7/16         1

                                                   High         Low
                                                   ----         ---
                2002
                ----
December 15, 2001 (First Quarter)                 1 7/16         1

(b)      Holders

         As of December 15, 2001, there were approximately 420 record holders of the Company's Common Stock.

(c)      Dividends

         The Company has paid no cash dividend on its Common Shares and has no intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon future Company earnings and future Company policy.

 Item 6 - Selected Financial Data

                     (In thousands except per share amounts)
                             Year Ended September 30

OPERATING RESULTS                          2001       2000        1999        1998       1997
-----------------                          ----       ----        ----        ----       ----

Investment Income (Loss)                 $ 1,649     $   633     $   484    ($   30)    $ 1,007

General and Administrative Expense         1,339         636         263        185         954

Net Income (Loss)                            255          (3)        221       (215)         53

Per Share Data:

Net Income (Loss)-Basic and Diluted          .07         .00         .05       (.04)        .01

Average Number of Shares Outstanding:

       Basic                               3,740       4,032       4,080      4,807       5,050

       Diluted                             3,776       4,032       4,080      4,807       5,050


FINANCIAL POSITION
------------------

Working Capital                          $ 6,294     $ 6,039     $ 6,501    $ 6,145     $ 7,555

Total Assets                             $ 6,365     $ 6,083     $ 6,589    $ 6,279     $ 7,785

Accumulated Deficit (1)                 ($ 5,657)   ($ 5,912)   ($ 5,909)  ($ 6,130)   ($ 5,915)

Total Stockholder's Equity               $ 6,294     $ 6,039     $ 6,501    $ 6,145     $ 7,555

Notes:

(1)      No dividends have been paid since incorporation.

Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 2001, the Company had a cash and equivalents balance of $3,806,000, which represents a $2,276,000 decrease from the $6,082,000 balance at September 30, 2000. This $2,276,000 decrease results entirely from cash flow from operations, which includes net income of $255,000 coupled with changes in operating assets and liabilities of $21,000 consisting primarily of accrued liabilities offset by purchases of trading securities for $1,575,000 and a receivable from broker of $977,000. The Company's working capital position at September 30, 2001 was $6,294,000 as compared to a September 30, 2000 balance of $6,039,000.

         The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. During fiscal 2001, the Company actively entertained a proposal to acquire the packaging and material subsidiary of Paper Pak Products, Inc. After considerable evaluation, site visits and financial analysis the Company was not satisfied that there was sufficient organizational cohesion or proprietary product differentiation. Also during the year management evaluated and rejected an opportunity to acquire a major interest in a regional finance company. This business specializes in high yield consumer automobile loans in the Mid-Atlantic region. Management decided there was excessive risk of credit quality deterioration and rejected this opportunity. Finally, the Company considered and rejected a proposal for a reverse merger made by an Australian marketing organization.

         The Company is also considering developing a business itself, believing that start up costs may be preferable to the premiums required to purchase a going concern. The Company does not contemplate limiting the scope of its search to any particular industry. Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. During the past four years the Company has limited its' activities to relatively small real estate projects and modest trading and investment activities. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. During fiscal 2001 the average nominal value of the Company's exposure to derivatives was not significant.

Results of Operations

Fiscal Year 2001 Compared to 2000

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses and provision for income taxes. The Company realized net income of $255,000 in the current year versus a loss of $3,000 in the prior year. Interest income decreased $33,000 to $292,000 primarily due to lower interest rates. Trading gains of $1,357,000 were achieved in the current year as compared to gains of $308,000 in the prior year. General and administrative expenses of $1,339,000 were $703,000 higher than the prior year period due primarily to a higher level of compensation paid to President John H. Michael of which a significant portion was related to the increased level of trading profits achieved in the current year. During the current year the Company recorded an income tax provision of $55,000 as its' tax loss carryforwards were not available to offset investment type income. During the prior year the Company did not record an income tax benefit because tax losses could not be utilized.

Fiscal Year 2000 Compared to 1999

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The company incurred a net loss of $3,000 in the current year versus income of $221,000 in the prior year. Interest income increased $83,000 to $325,000 primarily due to more invested funds. Trading gains of $308,000 were realized versus gains of $242,000 in the prior year. General and administrative expenses of $636,000 were $373,000 higher than the prior year period due primarily to increased compensation recorded to President John H. Michael, increased professional fees and higher expenses related to real estate activity. During fiscal year 2000 the company did not record an income tax benefit because tax losses could not be utilized.

Inflation

         The Company believes that inflation does not have a material adverse effect on the results of its operations at the present time.

Item 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section of this Report commencing on page F-l.

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

Item 11 - Executive Compensation

         The following table sets forth a summary for the fiscal years ended September 30, 2001, 2000 and 1999 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer. During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived. During fiscal 2000 the $285,000 bonus paid to Mr. Michael and the stock options granted to Mr. Michael to purchase 300,000 shares at $1.37 per share were attributable to trading profits during fiscal 2000 and to Mr. Michael's willingness to waive certain compensation in previous years. On September 24, 1999, as provided for in his employment agreement, Mr. Michael elected to extend the agreement for a period of three (3) years from September 25, 1999 to September 24, 2002. On January 12, 2001, the Company modified Mr. Michael's Employment Agreement to provide for annual performance compensation of no more than 75% of net trading profits in addition to his other compensation. Executive Officers who qualify are entitled to participate in the Company's Stock Option Plans. Executive Officers participate in group life and medical plans which are available generally to all employees. At December 31, 1995 the Company terminated the 401K retirement plans.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                         Long Term Compensation
                                          -------------------                         ----------------------
Name and                 Fiscal                Salary                               Options             All
Principal Position       Year        Paid      Deferred        Bonus             (#of Shares)      Compensation
                         ----        ----      --------        -----             ------------      -------------

John H. Michael,         2001     $175,000                  $987,500 (3)
Chairman, Chief
Executive Officer        2000     $175,000                  $285,000 (2)           300,000          $475,000
President and
Treasurer                1999     $ 40,000(1)

(1) During fiscal 1999 Mr. Michael elected to accept total cash compensation of $40,000. The balance of $135,000 was waived.

(2) During fiscal 2000 the $285,000 bonus paid to Mr. Michael and the stock options granted to Mr. Michael to purchase 300,000 shares at $1.37 per share were attributable to trading profits during fiscal 2000 and to Mr. Michael's willingness to waive certain compensation in previous years.

(3) During Fiscal 2001 the $987,500 bonus paid to Mr. Michael was attributed to net trading profits during the fiscal year.

Compensation Committee Interlocks and Insider Participation

         The Company's Board of Directors determined the compensation paid to the sole executive officer during fiscal 2001. Mr. Michael is the Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Secretary of the Company.

         The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total shareholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issues traded on the NASDAQ's NMS and Small-Cap Market ("NSADAQ Stock Market Index"). Such yearly percentage has been measured by dividing (i) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. Because the Company sold its manufacturing assets in 1995 and is gradually resuming active operations, no relevant comparison to peer issuers can be made or shall be contained herein. The price of each investment unit has been set at $100 on September 30, 1996, for purposes of preparing this graph.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

                                  [LINE GRAPH]



                                         1996      1997      1998      1999     2000      2001
                                        -----     -----     -----     -----    -----     -----
Personal Diagnostics, Incorporated      100.0     110.3     122.5     115.8    146.1     146.1
NASDAQ Stock Market (U.S. Companies)    100.0     129.2     143.2     179.3    241.4      92.3

Notes:

   A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

   B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

   C. If the monthly interval based on the fiscal year-end is not a trading day, the proceeding trading day is used.

   D. The index level for all series was set to $100.00 on September 30, 1996.

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

Stock Option Plan and Warrants

         On April 23, 1986 and April 23, 1988, the Board of Directors adopted Employee Stock Option Plans which were approved by the Company's shareholders. Under the 1986 Plan, which terminated in 1996, options to purchase no more than 150,000 Common Shares could be granted. Under the 1988 Plan, which terminated in 1998, options to purchase no more than 450,000 Common Shares could be granted. On September 17, 1990, the Board of Directors adopted the 1990 Stock Option Plan which terminated in the year 2000, and authorized the granting of options to purchase no more than 300,000 common shares. The 1990 Stock Option Plan was approved by the Company's shareholders at their annual meeting on September 12, 1991. (Hereinafter the 1986, 1988 and 1990 Plans shall be collectively referred to as the "Plans".)

         The Plans authorized the granting of either "incentive stock options", as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's Common Shares. On September 17, 1990, the Board of Directors amended and restated the Company's 1986 and 1985 Plans such that with the exception of the term of the Plans and the number of shares that may be granted pursuant to the Plans, the Plans were then essentially identical. Outstanding options to purchase 150,000 Common Shares were exercised June 6, 1998. On January 4, 2000, the Company granted to President John H. Michael nonqualified stock options to purchase 300,000 common shares at an exercise price of $1.37 per share pursuant to the 1990 plan. No further options are available to grant under any Company Plan.

         Currently, the Company has one employee eligible to participate in the Plans. The shares available for issuance will be increased or decreased according to any reclassification, recapitalization, share split, share dividend or other such subdivision or combination of the Company Common Shares. Any monies received by the Company from the exercise of options will be used for working capital.

                     AGGREGATE OPTION EXERCISE IN LAST YEAR
                                       AND
                          FISCAL YEAR-END OPTION VALUES

                                                                      Number of Shares               Value of
                                                                     Underlying Unexercised        Unexercised
                                 Number of Shares                         Options at           In-the-Money Options
                                   Acquired on                          Fiscal Year-End          at Fiscal Year-End
Name                                 Exercise        Value Realized       Exercisable               Exercisable
---------------------------     ------------------   --------------   ------------------       --------------------
John H. Michael (1)                    N/A                    N/A           300,000                   $21,000

(1) No options were exercised during fiscal 2001. On January 6, 2000, the company granted to Mr. Michael pursuant to the Company's 1990 stock option plan nonqualified options to purchase 300,000 shares at a $1.37 per share. At September 2001 nonqualified options to purchase 300,000 shares at a $1.37 per share were outstanding.

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

Amended and Discontinuance

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

Administration

         The Board of Directors has appointed a Stock Option Committee consisting of John H. Michael. Mr. Michael is Chairman of the Stock Option Committee. The Committee determines the individuals who will be granted options, the number of options each individual will receive, the option price and the exercise period of each option. During fiscal 2001 no options were granted and no options were available to grant.

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

         Name and Address of             Amount and Nature           Percent
         Beneficial Owner (1)         of Beneficial Ownership        of Class
         --------------------         -----------------------        --------

         John H. Michael                     3,333,543(2)            82.5%
         1810 24th Street N.W.
         Washington, D.C.

         All Officers and Directors          3,333,543(2)            82.5%
         as a Group

(1) Unless otherwise indicated each person has sole voting and investment powers with respect to the shares specified opposite his name.

(2) Includes 300,000 shares which Mr. Michael may purchase at $1.37 per share pursuant to outstanding stock options.


Item 13 - Certain Relationships

         During fiscal 2000 the Company repurchased 340,000 shares at $1.35 per share from Company President John H. Michael. During fiscal 2000 the Company sold to Mr. Michael a residential property in Washington, D.C. for a net price of $940,000, which equaled its appraised value less, a 6% commission allowance. The appraisal was conducted by an appraiser designated by Riggs National Bank. The Company recorded a nominal gain on this transaction.

                                     PART IV

Item 14 - Exhibits. Financial Statement Schedules and Reports on Form 8-K

(a)(l) Financial Statements

         The response to this portion of Item 14 is submitted as a separate section of this Report commencing on page F.1.

(a)(2) Inapplicable

(a)(3) List of Exhibits

       Exhibit                                                    Location
       -------                                                    ---------
       3.1.1    Articles of Incorporation              Filed Form S-1 October 7, 1983
                                                       File No. 2-86991


       3.2      Bylaws of the Corporation              Filed Form S-l October 7, 1983
                                                       File No. 2-86991

       10.1     Employment Agreement between           Page E-1 1996 Form 10K
                John H. Michael and the Company
                dated September 25, 1996

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,


                       PERSONAL DIAGNOSTICS, INCORPORATED



                                                By: /s/ John H. Michael
                                                -----------------------
                                                John H. Michael
                                                Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ John H. Michael                                  December 21, 2001
--------------------------
John H. Michael, Chief Executive Officer,
Chairman of the Board, President, Treasurer
and Secretary



         The Company has not furnished an annual report or proxy materials to security holders to date, but plans to distribute an Annual Report and Proxy Statement subsequent to the filing of this Form 10-K and the Company will furnish copies of such material to the Commission when they are sent to security holders.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                FINANCIAL REPORT
                               SEPTEMBER 30, 2001

                       PERSONAL DIAGNOSTICS, INCORPORATED


                                      INDEX




                                                                     Page


Independent Auditors' Report                                          F-2

Balance Sheets as of September 30, 2001 and 2000                      F-3

Statements of Operations for the Years Ended
 September 30, 2001, 2000 and 1999                                    F-4

Statements of Changes in Stockholders' Equity
 for the Years Ended September 30, 2001, 2000 and 1999                F-5

Statements of Cash Flows for the Years Ended
 September 30, 2001, 2000 and 1999                                    F-6

Notes to Financial Statements                                      F-7 - F-11



All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes hereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Personal Diagnostics, Incorporated


We have audited the financial statements of Personal Diagnostics, Incorporated at September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Personal Diagnostics, Incorporated at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





                                                     WISS & COMPANY, LLP


Livingston, New Jersey
December 13, 2001

                       PERSONAL DIAGNOSTICS, INCORPORATED

                                 BALANCE SHEETS




                                                                            September 30,
                                                                    ------------------------------
                                         ASSETS                         2001              2000
                                                                        ----              ----
CURRENT ASSETS:
   Cash and equivalents                                             $  3,806,000       $  6,082,000
   Due from brokers                                                      977,000               --
   Trading securities                                                  1,575,000               --
   Other current assets                                                    7,000              1,000
                                                                    ------------       ------------
                                                                    $  6,365,000       $  6,083,000
                                                                    ============       ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $     56,000       $     44,000
   Income taxes payable                                                   15,000               --
                                                                    ------------       ------------
   Total Current Liabilities                                              71,000             44,000
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 25,000,000
      shares; issued 3,740,000 and 4,864,000, respectively                37,000             48,000
   Capital in excess of par value                                     11,914,000         13,302,000
   Accumulated deficit                                                (5,657,000)        (5,912,000)
                                                                    ------------       ------------
                                                                       6,294,000          7,438,000
Less:  Treasury stock 1,124,000 shares, at cost                             --           (1,399,000)
                                                                    ------------       ------------
   Total Stockholders' Equity                                          6,294,000          6,039,000
                                                                    ------------       ------------
                                                                    $  6,365,000       $  6,083,000
                                                                    ============       ============


                     See accompanying notes to financial statements.

                     PERSONAL DIAGNOSTICS, INCORPORATED

                          STATEMENTS OF OPERATIONS






                                                              Year Ended September 30,
                                             ----------------------------------------------------------
                                                2001                   2000                     1999
                                                ----                   ----                     ----
INCOME:
   Interest                                  $   292,000            $   325,000             $   242,000
   Trading gains                               1,357,000                308,000                 242,000
                                             -----------            -----------             -----------
                                               1,649,000                633,000                 484,000
EXPENSES -
   General and administrative                  1,339,000                636,000                 263,000
                                             -----------            -----------             -----------

INCOME (LOSS) BEFORE INCOME TAXES                310,000                 (3,000)                221,000

INCOME TAXES                                      55,000                   --                      --
                                             -----------            -----------             -----------

NET INCOME (LOSS)                            $   255,000            $    (3,000)            $   221,000
                                             ===========            ===========             ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING -
   Basic                                       3,740,000              4,032,000               4,080,000
                                             ===========            ===========             ===========
   Diluted                                     3,776,000              4,032,000               4,080,000
                                             ===========            ===========             ===========

NET INCOME PER SHARE -
Basic and Diluted                            $      0.07            $      --               $      0.05
                                             ===========            ===========             ===========



              See accompanying notes to financial statements.

               PERSONAL DIAGNOSTICS, INCORPORATED

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           YEARS ENDED SEPTEMBER 2001, 2000 AND 1999

                                              Common Stock                    Capital in
                                        ---------------------------           Excess of           Treasury           Accumulated
                                        Shares            Par Value           Par Value             Stock               Deficit
                                        ------            ---------           ---------             -----               -------

BALANCES, SEPTEMBER 30, 1998            5,164,000        $     51,000        $ 13,524,000        ($ 1,300,000)       ($ 6,130,000)

YEAR ENDED SEPTEMBER 30, 1999:
   Officer's compensation waived             --                  --               135,000                --                  --
   Retirement of treasury stock          (300,000)             (3,000)           (357,000)            360,000                --
   Net income                                --                  --                  --                  --               221,000
                                     ------------        ------------        ------------        ------------        ------------

BALANCES, SEPTEMBER 30, 1999            4,864,000              48,000          13,302,000            (940,000)         (5,909,000)

YEAR ENDED SEPTEMBER 30, 2000:
   Purchase of 340,000 shares of
      treasury stock, at cost                --                  --                  --              (459,000)               --
   Net loss                                  --                  --                  --                  --                (3,000)
                                     ------------        ------------        ------------        ------------        ------------

BALANCES, SEPTEMBER 30, 2000            4,864,000              48,000          13,302,000          (1,399,000)         (5,912,000)
YEAR ENDED SEPTEMBER 30, 2001:
   Retirement of treasury stock        (1,124,000)            (11,000)         (1,388,000)          1,399,000                --
   Net income                                --                  --                  --                  --               255,000
                                     ------------        ------------        ------------        ------------        ------------

BALANCES, SEPTEMBER 30, 2001            3,740,000        $     37,000        $ 11,914,000        $       --          $ (5,657,000)
                                     ============        ============        ============        ============        ============

        See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                Year Ended September 30,
                                                      ------------------------------------------------
                                                           2001              2000              1999
                                                           ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $   255,000        $    (3,000)       $   221,000
   Adjustments to reconcile net income (loss) to
      net cash flows from operating activities:
   Waiver of officer's compensation                          --                 --              135,000
   Changes in assets and liabilities:
      Due from brokers                                   (977,000)              --                 --
      Trading securities                               (1,575,000)              --                 --
      Property held for development and sale                 --              893,000               --
      Other current assets                                 (6,000)             1,000             (2,000)
      Accounts payable and accrued liabilities             27,000            (44,000)           (46,000)
                                                      -----------        -----------        -----------
         Net cash flows from operating activities      (2,276,000)           847,000            308,000
                                                      -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Sale/(purchase) of investment securities                  --              596,000           (596,000)
                                                      -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
   Purchase of treasury stock                                --             (459,000)              --
                                                      -----------        -----------        -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (2,276,000)           984,000           (288,000)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                 6,082,000          5,098,000          5,386,000
                                                      -----------        -----------        -----------

CASH AND EQUIVALENTS, END OF YEAR                     $ 3,806,000        $ 6,082,000        $ 5,098,000
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

         Trading Securities - The Company's investments in securities are classified as trading securities and are held principally with the intention of selling them in the near term. Unrealized holding gains and losses are included in earnings.

         Net Income (Loss) Per Share - Basic earnings per common share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options.

         Concentration of Credit and Off-Balance-Sheet Risk - Financial instruments that are potentially subject to credit risk consist of cash and equivalents and trading securities. Cash and equivalents and principally all trading securities are placed with financial institutions.

         Estimates and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

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

         Stock Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. Options to purchase 300,000 shares were granted during the year ended September 30, 2000. Proforma disclosure has been provided under Note 7. No options were granted during the years ended September 30, 2001 or 1999 and accordingly, no proforma disclosure has been provided for those years.

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

NOTE 2  -       TRADING SECURITIES:

         The Company's derivative exposure has consisted primarily of transactions in Standard & Poors 500 futures as well as NASDAQ 100 futures. For the year ended September 30, 2001, $52,000 of unrealized holding gains on trading securities were included in income. There were no unrealized holding gains on trading securities included in income for the years ended September 30, 2000 and 1999.

NOTE 3  -       PROPERTY HELD FOR DEVELOPMENT AND SALE:

         The Company owned property in Washington D.C. which it acquired with the intention to improve and sell. The property, carried at a net cost of approximately $939,000, was sold on April 6, 2000 to the President-Principal Stockholder of the Company, at a gain of $1,000.

NOTE 4  -       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of:

                                                  September 30,
                                            -------------------------
                                               2001           2000
                                            ----------    -----------

              Legal fees and costs           $  10,000      $  10,000
              Audit fees                        25,000         22,000
              Annual meeting                     9,000          5,000
              Other                             12,000          7,000
                                            ----------    -----------

                                             $  56,000      $  44,000
                                             =========      =========
NOTE 5  -       INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Principal items comprising net deferred income tax assets and liabilities are:

                                                           September 30,
                                                    -------------------------
                                                       2001            2000
                                                    ----------       --------
              Deferred tax assets:
                  Tax credit carryforwards            $238,000       $238,000
                  Net operating loss carryforwards     415,000        604,000
                  Other items                           -               6,000
                                                     ---------      ---------
                                                       653,000        848,000
              Valuation allowance                     (653,000)      (848,000)
                                                     ---------      ---------
              Net asset                              $    -         $    -
                                                     =========      =========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future earnings, if any, the realization of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the deferred tax assets as of September 30, 2001 and 2000, respectively, has been established to reflect these uncertainties. During fiscal 2001 and 2000 the valuation allowance decreased $195,000 and increased $7,000, respectively.

         A reconciliation of the provision for income taxes computed at the federal statutory rate of 34% and the effective tax rate on income (loss) before income taxes is as follows:

                                                                            Year Ended September 30,
                                                                  ------------------------------------------
                                                                     2001           2000            1999
                                                                  -----------    -----------    ------------

         Computed tax at federal statutory rate                      $105,000     $   (1,000)   $     75,000
         Non-deductible officer's compensation waived                     -              -            46,000
         State income taxes, net of federal income tax benefit         18,000            -               -
         Change in valuation allowance                               (195,000)         7,000        (188,000)
         Personal holding company tax                                  55,000            -               -
         Net operating loss and tax credits or limitations             72,000         (6,000)         67,000
                                                                   ----------    -----------    ------------

         Provision for income taxes                                 $  55,000    $       -      $        -
                                                                    =========   ============    ============

         At September 30, 2001, the Company had net operating loss carryforwards of $1,223,000 and $323,000 for federal and state tax purposes, respectively, and $1,626,000 for federal alternative minimum tax (AMT), which can be used to offset future taxable income. The Company also has research and development credits of approximately $168,000 and AMT credits of approximately $70,000, which can be used to offset future income taxes for federal income tax purposes. The federal net operating loss carryforwards expire, if not used, as to $900,000 in 2009, $112,000 in 2011, $91,000 in 2018 and $120,000 in 2020. The state net operating loss carryforwards expire if not used as to $112,000 in 2003, $91,000 in 2005 and $120,000 in 2007. The research and development credits expire, if not used, over the period 2002 to 2003. The AMT credits are available for an indefinite period.

NOTE 6  -       COMMITMENTS AND CONTINGENCIES:

         Employment Contract - At September 30, 2001, the Company has an employment contract with its President, which provides for an annual salary of not less than $175,000 until September 24, 2002. The contract also provides additional annual performance compensation up to 75% of net gains produced by the President's trading and investment activities on behalf of the Company.

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

         Options to purchase 300,000 shares were granted under the 1990 Plan to the President-Principal Stockholder during the year ended September 30, 2000.

         Changes in the Company's stock option plans were as follows:

                                                                                 Number of Shares
                                                                        2001            2000          1999
                                                                    -----------     -----------    ---------

         Outstanding at October 1 ($1.37 per share)                     300,000            -            -
         Granted ($1.37 per share)                                         -            300,000         -
                                                                     ----------       ---------    ---------

         Outstanding at September 30 ($1.37 per share)                  300,000         300,000         -
                                                                     ==========       =========    =========

The fair value of each option granted during 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                                2000
                                                                                                ----

               Expected life (years)                                                           10.00
               Expected volatility                                                             79.73%
               Expected dividend yield                                                          0.00%
               Risk-free interest rate                                                          5.50%
               Weighted average fair value of the options granted during the year              $0.56

         The following summarizes information about stock options outstanding at September 30, 2001:

                                           Weighted Average
             Range of         Number        Remaining Life    Weighted Average
          Exercise Prices   Outstanding      (In years)         Exercise Price
          ---------------   -----------      ----------         --------------

              $1.37            300,000            8.3               $1.37

         Set forth below are the Company's net income and net income per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS 123 for the year ended September 30, 2000:

        Net loss available for common stockholders:
          As reported                                            $  (3,000)
          Pro forma                                               (172,000)

        Basic and diluted loss per share
          As reported                                                $0.00
          Pro forma                                                 $(0.04)

NOTE 8  -       STATEMENTS OF CASH FLOWS:

                                                   Fiscal Years Ended In
                                            -----------------------------------
                                               2001         2000       1999
                                            ----------   ----------  --------
        Supplemental disclosure of
         cash flow information

          Income taxes paid                   $40,000     $     200    $    225
                                              =======     =========    ========

         Non-cash Investing and Financing Activities - At September 30, 1999, the president of the Company waived $135,000 due to him per the employment contract. The transaction resulted in an increase to general and administrative expense and additional paid-in capital.

         During the year ended September 30, 2001 and 1999, the Company retired 1,124,000 and 300,000 shares of common stock, respectively, which were held in the treasury.

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