Form 10-Q
period 2001-12-31
PERSONAL DIAGNOSTICS INC
filed 2002-02-11
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                              ------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ...............to...............

Commission file number 0-10128
                       -------


                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



                New Jersey                               22-2325136
                ----------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        PO Box 5544, Parsippany, NJ                         07054
        ---------------------------                         -----
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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at February 1, 2002
                  -----                       -------------------------------
      Common Stock, $.01 par value                       3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED

             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - December 31, 2001 and September 30, 2001                                    3

             Statements of Operations - For the Three Months Ended
             December 31, 2001 and 2000                                                                   4

             Statements of Cash Flows - For the Three Months Ended December 31, 2001 and 2000             5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and Results            7
                      of Operations


Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9

                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                              December 31,       September 30,
                                                                  2001               2001
                                                              ------------       ------------
                                                             (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
      Cash and equivalents                                    $  2,197,000       $  3,806,000
      Due from brokers                                                --              977,000
      Trading securities                                         4,340,000          1,575,000
      Other current assets                                           3,000              7,000
                                                              ------------       ------------
          Total Current Assets                                   6,540,000          6,365,000
                                                              ------------       ------------
TOTAL ASSETS                                                  $  6,540,000       $  6,365,000
                                                              ============       ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                   $     66,000       $     56,000
      Accrued compensation                                          44,000               --
      Income taxes payable                                          54,000             15,000
                                                              ------------       ------------
          Total Current Liabilities                                164,000             71,000
                                                              ------------       ------------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued 3,740,000                          37,000             37,000
      Capital in excess of par value                            11,914,000         11,914,000
      Accumulated deficit                                       (5,575,000)        (5,657,000)
                                                              ------------       ------------
          Total Stockholders' Equity                             6,376,000          6,294,000
                                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,540,000       $  6,365,000
                                                              ============       ============

                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                     ---------------------------------
                                                         2001                  2000
                                                     ------------           ----------

INCOME:
     Interest                                         $   38,000            $   70,000
     Trading gains                                       173,000               495,000
                                                      ----------            ----------
                                                         211,000               565,000
                                                      ----------            ----------
EXPENSES:
     General and administrative                           75,000               461,000
                                                      ----------            ----------

INCOME BEFORE INCOME TAXES                               136,000               104,000

PROVISION FOR INCOME TAXES                                54,000                  --
                                                      ----------            ----------
NET INCOME                                            $   82,000            $  104,000
                                                      ==========            ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING -
         Basic                                         3,740,000             3,740,000
                                                      ==========            ==========

         Diluted                                       3,768,000             3,762,000
                                                      ==========            ==========
NET INCOME PER SHARE-
  Basic and Diluted                                   $     0.02            $     0.03
                                                      ==========            ==========


                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                           December 31,
                                                               ------------------------------------

                                                                   2001                  2000
                                                               -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    82,000             $   104,000
     Adjustments to reconcile net income to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Due from brokers                                          977,000                    --
         Trading securities                                     (2,765,000)                   --
         Accounts payable and accrued liabilities                   93,000                 448,000
         Other current assets                                        4,000                   1,000
                                                               -----------             -----------
           Net cash flows from operating activities             (1,609,000)                553,000
                                                               -----------             -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (1,609,000)                553,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        3,806,000               6,082,000
                                                               -----------             -----------

CASH AND EQUIVALENTS, END OF PERIOD                            $ 2,197,000             $ 6,635,000
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

2.  TRADING SECURITIES

         For the three months ending December 31, 2001 the Company recognized a gain of $173,000 on trading and investment activities compared with a gain of $495,000 in the prior year period. There was a credit to earnings of $145,000 representing the change in the net unrealized holding gains on trading securities during the quarter ending December 31, 2001 compared to no charge or credit during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3. STATEMENT OF CASH FLOWS

                                                                                Three Months Ended
                                                                                   December 31,
                                                                             ----------------------
                                                                                2001           2000
                                                                                ----           ----
         Supplemental disclosure of cash flows information-
            Income taxes paid                                                $15,000           $-0-
                                                                             =======           ====

         In October 2000, the Company retired all of its treasury stock, which consisted of 1,124,000 shares that were carried at a cost of $1,399,000 at September 30, 2000.

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At December 31, 2001, the Company had a cash and equivalents balance of $2,197,000, which represents a $1,609,000 decrease from the $3,806,000 balance at September 30, 2001. This $1,609,000 decrease results entirely from cash flow from operations, which includes net income of $82,000 offset by changes in operating assets and liabilities of $1,691,000 consisting primarily of purchases of trading securities for $2,765,000, receipt of monies due from brokers of $977,000 and a net increase in accrued liabilities for $97,000. The Company's working capital position at December 31, 2001 was $6,376,000 as compared to a September 30, 2001 balance of $6,294,000.

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

         The Company intends to continue its investing and trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. Mr. Michael, the President of the Company is a graduate of Harvard Business School (MBA). As part of the Company's investment activities the Company may buy and sell a variety of equity, debt or derivative securities including a market index options and future contracts. Such investments often involve a high degree of risk and must be considered extremely speculative. Futures Contracts are particularly risky since a relatively small amount of capital controls a large nominal market value thus greatly exaggerating the exposure to potential losses. It is the intention of management to acquire or develop an operating business.

Results of Operations

Three Months Ended December 31, 2001


Net income

         Net income consists of interest and trading gains and losses and general and administrative expenses. The Company realized income of $82,000 in the current three-month period versus income of $104,000 in the prior year period. Interest income decreased $32,000 to $38,000 primarily due to lower interest rates. Trading gains of $173,000 were achieved in the current quarter as compared to gains of $495,000 in the prior year period. General and administrative expenses of $75,000 were $386,000 lower than the prior year period of $461,000. The decrease of $386,000 was due primarily to a lower level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the prior year quarter.

         During the current quarter the Company recorded an income tax provision of $54,000 as its' tax loss carryforwards were not available to offset this investment type income. No provision for taxes was required in the prior year's first quarter.

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



                                     PERSONAL DIAGNOSTICS, INCORPORATED

                                     Registrant


Date:  February 8, 2002              By:   /s/ John H. Michael
                                           --------------------
                                           John H. Michael, Chairman
                                           (on behalf of the registrant)