Form 10-Q
period 2002-03-31
PERSONAL DIAGNOSTICS INC
filed 2002-05-14
CIK 351935

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                              ---------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ......................to.........................

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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at May 8, 2002
                  -----                         --------------------------
      Common Stock, $.01 par value                       3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED


             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

             Item 1.  Financial Statements:

             Balance Sheets - March 31, 2002 and September 30, 2001                                       3

             Statements of Operations - For the Three and Six Months Ended
             March 31, 2002 and 2001                                                                      4

             Statements of Cash Flows - For the Six Months Ended March 31, 2002 and
             2001                                                                                         5


             Notes to Financial Statements                                                                6

             Item 2.  Management's Discussion and Analysis of  Financial Condition and                    7
                      Results of Operations


Part II      Other Information
             Item 6.  Exhibits and Reports on Form 8-K                                                    9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS

                                                                  March 31, 2002         September 30, 2001
                                                                -----------------      ----------------------
                                                                    (UNAUDITED)


                                  ASSETS

CURRENT ASSETS:
      Cash and equivalents                                         $  5,305,000             $  3,806,000
      Due from brokers                                                     --                    977,000
      Trading securities                                                   --                  1,575,000
      Other current assets                                                5,000                    7,000
                                                                   ------------             ------------
          Total Current Assets                                        5,310,000                6,365,000

                                                                   ------------             ------------
TOTAL ASSETS                                                       $  5,310,000             $  6,365,000
                                                                   ============             ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                        $     34,000             $     56,000
      Accrued compensation                                               88,000                     --
      Income taxes payable                                                 --                     15,000
                                                                   ------------             ------------
          Total Current Liabilities                                     122,000                   71,000
                                                                   ------------             ------------


STOCKHOLDERS' EQUITY:
      Common Stock,$.01 par value; authorized,
       25,000,000 shares; issued 3,740,000                               37,000                   37,000
      Capital in excess of par value                                 11,914,000               11,914,000
      Accumulated deficit                                            (6,763,000)              (5,657,000)
                                                                   ------------             ------------
          Total Stockholders' Equity                                  5,188,000                6,294,000
                                                                   ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,310,000             $  6,365,000
                                                                   ============             ============



                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended                            Six Months Ended
                                                      March 31,                                   March 31,
                                       ----------------------------------------    -------------------------------------------
                                              2002                  2001                 2002                   2001
                                       -------------------    -----------------    ------------------    ---------------------

INCOME:
     Interest                              $    22,000             $    65,000             $    60,000             $   135,000
     Trading gains (losses)                 (1,196,000)                 25,000              (1,023,000)                520,000
                                           -----------             -----------             -----------             -----------
                                            (1,174,000)                 90,000                (963,000)                655,000
                                           -----------             -----------             -----------             -----------

EXPENSES:
     General and administrative                 68,000                  87,000                 143,000                 548,000
                                           -----------             -----------             -----------             -----------

INCOME (LOSS) BEFORE
INCOME TAXES                                (1,242,000)                  3,000              (1,106,000)                107,000
                                           -----------             -----------             -----------             -----------

PROVISION (BENEFIT) FOR
INCOME TAXES                                   (54,000)                   --                      --                      --
                                           -----------             -----------             -----------             -----------

NET INCOME (LOSS)                          $(1,188,000)            $     3,000             $(1,106,000)            $   107,000
                                           ===========             ===========             ===========             ===========

BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE                $     (0.32)            $      --               $     (0.29)            $      0.03
                                           ===========             ===========             ===========             ===========


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                                   3,740,000               3,740,000               3,740,000               3,740,000
                                           ===========             ===========             ===========             ===========

     DILUTED                                 3,766,000               3,799,000               3,766,900               3,780,600
                                           ===========             ===========             ===========             ===========




                 See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 March 31,
                                                              ----------------------------------------------

                                                                     2002                     2001
                                                              -------------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $(1,106,000)            $   107,000
     Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
     Changes in assets and liabilities:
         Due from brokers                                             977,000                    --
         Trading securities                                         1,575,000              (5,450,000)
         Accounts payable and accrued liabilities                      51,000                 465,000
         Other current assets                                           2,000                   1,000
                                                                  -----------             -----------
           Net cash flows from operating activities                 1,499,000              (4,877,000)
                                                                  -----------             -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         1,499,000              (4,877,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           3,806,000               6,082,000
                                                                  -----------             -----------

CASH AND EQUIVALENTS, END OF PERIOD                               $ 5,305,000             $ 1,205,000
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

2.  TRADING SECURITIES

         For the three months ending March 31, 2002 the Company incurred a loss of $1,196,000 on trading and investment activities compared with a gain of $25,000 in the prior year period. There was a charge to earnings of $145,000 representing the change in the net unrealized holding gains on trading securities during the quarter ending March 31, 2002 compared to a credit of $25,000 during the comparable year earlier period. The Company intends ultimately to acquire or develop an operating business.

3. STATEMENT OF CASH FLOWS

                                                              Six Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2002        2001
                                                              ----        ----

    Supplemental disclosure of cash flows information-
       Income taxes paid                                   $15,000        $-0-
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

                       PERSONAL DIAGNOSTICS, INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         At March 31, 2002, the Company had a cash and equivalents balance of $5,305,000, which represents a $1,499,000 increase from the $3,806,000 balance at September 30, 2001. This $1,499,000 increase results entirely from cash flow from operations, which includes a net loss of $1,106,000 offset by changes in operating assets and liabilities of $2,605,000 consisting primarily of sales of trading securities for $1,575,000, receipt of monies due from brokers of $977,000 and a net increase in accrued liabilities for $53,000. The Company's working capital position at March 31, 2002 was $5,188,000 as compared to a September 30, 2001 balance of $6,294,000.

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

Results of Operations

Three Months Ended March 31, 2002


Net income (loss)

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a net loss of $1,188,000 in the current three-month period versus income of $3,000 in the prior year period. Interest income decreased $43,000 to $22,000 primarily due to lower interest rates. Trading losses of $1,196,000 were incurred in the current quarter as compared to gains of $25,000 in the prior year period. General and administrative expenses of $68,000 were $19,000 lower than the prior year period of $87,000. The decrease of $19,000 was due primarily to lower professional fees in the quarter.

         During the current quarter, the Company recorded an income tax benefit of $54,000 eliminating the fiscal first quarter's provision. No provision for taxes was required in the prior year's comparable quarter.


Six Months Ended March 31, 2002


Net income (loss)

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a net loss of $1,106,000 in the current six-month period versus income of $107,000 in the prior year period. Interest income decreased $75,000 to $60,000 primarily due to lower interest rates. Trading losses of $1,023,000 were incurred in the current six-month period as compared to gains of $520,000 in the prior year period. General and administrative expenses of $143,000 were $405,000 lower than the prior year period of $548,000. The decrease of $405,000 was due primarily to a lower level of compensation accrued to President John Michael of which a significant portion was related to the level of trading profits achieved in the prior year six-month period.

         During the current six-month period the Company did not record an income tax benefit as its' tax loss carryforwards could not be utilized. No provision for taxes was required in the prior year's comparable six-month period.

                       PERSONAL DIAGNOSTICS, INCORPORATED




PART II   Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - None

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PERSONAL DIAGNOSTICS, INCORPORATED

                                 Registrant


Date:  May 13, 2002              By:   /s/   John H. Michael
                                       ------------------------------
                                       John H. Michael, Chairman
                                       (on behalf of the registrant)