Form 10-Q
period 2002-06-30
PERSONAL DIAGNOSTICS INC
filed 2002-08-14
CIK 351935

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...............to................

Commission file number 0-10128
                       -------


                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



                New Jersey                               22-2325136
                ----------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        PO Box 5544, Parsippany, NJ                         07054
        ---------------------------                         -----
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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at August 9, 2002
                    -----                     -----------------------------
        Common Stock, $.01 par value                    3,740,000

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------


         Index                                                                             Page No.
         -----                                                                             --------
Part I   Financial Information

         Item 1.  Financial Statements:

         Balance Sheets - June 30, 2002 and September 30, 2001                                3

         Statements of Operations - For the Three and Nine Months Ended
         June 30, 2002 and 2001                                                               4

         Statements of Cash Flows - For the Nine Months Ended June 30, 2002 and 2001          5


         Notes to Financial Statements                                                        6

         Item 2.  Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations                                                       7


Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                            9


                       PERSONAL DIAGNOSTICS, INCORPORATED
                                 BALANCE SHEETS


                                                                  June 30, 2002   September 30, 2001
                                                                  -------------   ------------------
                                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
       Cash and equivalents                                        $     17,000      $  3,806,000
       Due from brokers                                                    --             977,000
       Trading securities                                             7,099,000         1,575,000
       Other current assets                                               2,000             7,000
                                                                   ------------      ------------
           Total Current Assets                                       7,118,000         6,365,000

                                                                   ------------      ------------
TOTAL ASSETS                                                       $  7,118,000      $  6,365,000
                                                                   ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term borrowings-brokers                               $  3,473,000      $       --
       Accounts payable and accrued expenses                             31,000            56,000
       Accrued compensation                                             121,000              --
       Income taxes payable                                                --              15,000
                                                                   ------------      ------------
           Total Current Liabilities                                  3,625,000            71,000
                                                                   ------------      ------------


STOCKHOLDERS' EQUITY:
       Common Stock,$.01 par value; authorized,
        25,000,000 shares; issued 3,740,000                              37,000            37,000
       Capital in excess of par value                                11,914,000        11,914,000
       Accumulated deficit                                           (8,458,000)       (5,657,000)
                                                                   ------------      ------------
           Total Stockholders' Equity                                 3,493,000         6,294,000
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,118,000      $  6,365,000
                                                                   ============      ============



                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended            Nine Months Ended
                                           June 30,                     June 30,
                                  --------------------------    --------------------------
                                     2002           2001           2002           2001
                                  -----------    -----------    -----------    -----------
INCOME:
     Interest                     $    11,000    $    60,000    $    71,000    $   195,000
     Trading gains (losses)        (1,629,000)       519,000     (2,652,000)     1,039,000
                                  -----------    -----------    -----------    -----------
                                   (1,618,000)       579,000     (2,581,000)     1,234,000
                                  -----------    -----------    -----------    -----------

EXPENSES:
     General and administrative        61,000        440,000        204,000        988,000
     Interest expense                  16,000           --           16,000           --
                                  -----------    -----------    -----------    -----------
                                       77,000        440,000        220,000        988,000
                                  -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
INCOME TAXES                       (1,695,000)       139,000     (2,801,000)       246,000
                                  -----------    -----------    -----------    -----------

PROVISION FOR
INCOME TAXES                             --           50,000           --           50,000
                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                 $(1,695,000)   $    89,000    $(2,801,000)   $   196,000
                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     BASIC                          3,740,000      3,740,000      3,740,000      3,740,000
                                  ===========    ===========    ===========    ===========

     DILUTED                        3,740,000      3,785,000      3,740,000      3,782,000
                                  ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE:

     BASIC                        $     (0.45)   $      0.02    $     (0.75)   $      0.05
                                  ===========    ===========    ===========    ===========

     DILUTED                      $     (0.45)   $      0.02    $     (0.75)   $      0.05
                                  ===========    ===========    ===========    ===========



                See accompanying notes to financial statements.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $(2,801,000)   $   196,000
      Adjustments to reconcile net income (loss) to net
          cash flows from operating activities:
      Changes in assets and liabilities:
          Due from brokers                                                   977,000           --
          Trading securities                                              (2,051,000)          --
          Accounts payable and accrued liabilities                            81,000        431,000
          Other current assets                                                 5,000         (1,000)
                                                                         -----------    -----------
             Net cash flows (used in) provided by operating activities    (3,789,000)       626,000
                                                                         -----------    -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (3,789,000)       626,000

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  3,806,000      6,082,000
                                                                         -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                                      $    17,000    $ 6,708,000
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

2.       TRADING SECURITIES

         For the three months ending June 30, 2002 the Company incurred a loss of $1,629,000 on trading and investment activities compared with a gain of $519,000 in the prior year period. There was a charge to earnings of $1,629,000 representing the change in the net unrealized holding gains/losses on trading securities during the quarter ending June 30, 2002 compared to no charge or credit to earnings during the comparable year earlier period.

         At June 30, 2002, investments in trading securities were approximately 94% invested in the telecommunication industry, specifically American Telephone & Telegraph Company common stock.

3.       STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                            June 30,
                                                                        -----------------
                                                                         2002       2001
                                                                        -------     -----
         Supplemental disclosure of cash flows information-
            Income taxes paid                                           $15,000     $ -0-
                                                                        =======     =====


Non-cash investing and financing activities:

         During the nine months ended June 30, 2002 the Company financed the purchase of $3,473,000 of trading securities.

         In October 2000, the Company retired all of its treasury stock, which consisted of 1,124,000 shares that were carried at a cost of $1,399,000 at September 30, 2000.

4.       SHORT-TERM BORROWINGS-BROKERS

         At June 30, 2002 the Company had short-term borrowings from two brokers amounting to $3,473,000. The borrowings are collateralized by the trading securities and interest is approximately 5.65% per annum.

                       PERSONAL DIAGNOSTICS, INCORPORATED
                       ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2002, the Company had a cash and equivalents balance of $17,000, which represents a $3,789,000 decrease from the $3,806,000 balance at September 30, 2001. This $3,789,000 decrease results entirely from cash flow from operations, which includes a net loss of $2,801,000, due mainly to trading losses of $2,652,000, coupled with changes in operating assets and liabilities of $988,000 consisting primarily of purchases of trading securities for $2,051,000 offset by the receipt of monies due from brokers of $977,000 and a net increase in accrued liabilities for $86,000. The Company's working capital position at June 30, 2002 was $3,493,000 as compared to a September 30, 2001 balance of $6,294,000.

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

Results of Operations
---------------------

Three Months Ended June 30, 2002
--------------------------------


Net income (loss)
-----------------

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a net loss of $1,695,000 in the current three-month period versus income of $89,000 in the prior year period. Interest income decreased $49,000 to $11,000 primarily due to lower interest rates and lower invested funds. Unrealized trading losses of $1,629,000 were incurred in the current quarter as compared to gains of $519,000 in the prior year period. General and administrative expenses (including interest expense) of $77,000 were $363,000 lower than the prior year period of $440,000. The decrease of $363,000 was due primarily to a lower level of compensation accrued to President John Michael of which a significant portion was related to the increased level of trading profits achieved in the prior year quarter.

         During the current quarter the Company did not record an income tax benefit because tax losses could not be utilized. During the prior year quarter the Company recorded an income tax provision of $50,000, as tax losses were not available to offset investment type income.


Nine Months Ended June 30, 2002
-------------------------------


Net income (loss)
-----------------

         Net income (loss) consists of interest and trading gains and losses and general and administrative expenses. The Company incurred a net loss of $2,801,000 in the current nine-month period versus income of $196,000 in the prior year period. Interest income decreased $124,000 to $71,000 primarily due to lower interest rates. Trading losses of $2,652,000 were incurred, of which $1,629,000 were unrealized, in the current nine-month period as compared to gains of $1,039,000 in the prior year period. General and administrative expenses (including interest expense) of $220,000 were $768,000 lower than the prior year period of $988,000. The decrease of $768,000 was due primarily to a lower level of compensation accrued to President John Michael of which a significant portion was related to the level of trading profits achieved in the prior year nine-month period.

         During the current nine-month period the Company did not record an income tax benefit because tax losses could not be utilized. During the prior year nine-month period the Company recorded an income tax provision of $50,000, as tax losses were not available to offset investment type income.

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



                                             PERSONAL DIAGNOSTICS, INCORPORATED

                                             Registrant


Date:  August 9, 2002                        By: /s/ John H. Michael
                                                 -------------------------------
                                                 John H. Michael, Chairman
                                                 (on behalf of the registrant)